Form 10-K
period 1994-12-31
ELECTRONIC ASSOCIATES INC
filed 1995-04-17
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994        Commission file number 1-4680


                          ELECTRONIC ASSOCIATES, INC.

             (Exact Name of Registrant as Specified in its Charter)


                   New Jersey                               21-0606484
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

              185 Monmouth Parkway                         07764-9989
          West Long Branch, New Jersey                     (Zip Code)
    (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (908) 229-1100

               Securities registered pursuant to Section 12(b) of
                                    the Act:



            Title of each class                 Name of each exchange on which registered
               Common Stock                              New York Stock Exchange
      Preferred Stock Purchase Rights                    New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None
       -----------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter-period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
        ----------------------------------------------------------------

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $82,633,360 as of March 24, 1995.

        ----------------------------------------------------------------

    As of March 24, 1995, there were 10,547,646 outstanding shares of the Registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in June 1995 - Part III.

                                     PART I
ITEM 1. BUSINESS

Introduction
- ------------

    During 1994 and through the date hereof, Electronic Associates, Inc. ("EAI" or the "Company") has been engaged solely in the business of providing contract electronic manufacturing services to customers ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. The Company, therefore, provides services to act in part, or in whole, as the manufacturing function of its customers.

The Contract Electronic Manufacturing Industry
- ----------------------------------------------

    In recent years, primarily as a response to rapid technological change and increased competition in the electronics industry, the contract electronic manufacturing industry has grown significantly. Original equipment manufacturers ("OEMs") have recognized that by utilizing domestic contract electronic manufacturers they can improve their competitive position, realize an improved return on investment, and concentrate in areas of their greatest expertise, such as research, product design and development, and marketing. In addition, contract electronic manufacturing allows OEMs to: bring new products to market rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment, and personnel; reduce inventory carrying and other overhead costs; and establish fixed unit costs over the life of a contract.

    Historically, OEMs in the computer and electronic industries relied on internal manufacturing capabilities to support their growth. Local job shops were given short-term overloads and specialty work as required, often creating underutilized capacity and unpredictable business levels for these manufacturers. Many OEMs now consider contract electronic manufacturers an integral part of their business and manufacturing strategy. Accordingly, the contract electronic manufacturing industry has experienced significant growth as OEMs have established long-term working arrangements with contract manufacturers such as the Company.

    Several important trends have developed recently in the contract electronic manufacturing industry. OEMs increasingly require contract electronic manufacturers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis in which the OEM supplies all material and the contract electronic manufacturer supplies only labor. Turnkey contracts involve manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing. The manufacturing partnership between OEMs and contract electronic manufacturers often require the use of increasingly sophisticated inventory management techniques which minimize the OEM's investment in component inventories, personnel and related facilities, thereby reducing costs.

Contract Electronic Manufacturing
- ---------------------------------

    Currently, the Company's sole business consists of providing contract electronic manufacturing services to customers ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems.

    The Company's revenues have increased in each of the last five years, with an exception of a moderate decline in the level of revenues in 1992 compared with those of 1991. A summary of the Company's operating performance and financial position for the last five years is provided in "Selected Financial Data" at Part II, Item 6 of this Report on Form 10-K. Further, the Company's financial statements, consisting of the balance sheets as of December 31, 1994 and 1993, together with the statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994, together with supplementary data, are provided in Item 8, Part II of this Report on Form 10-K. From 1990 through 1993, the Company invested in new manufacturing equipment to accommodate the increased business for surface-mount technology ("SMT") equipment. The SMT process is increasingly replacing the older, through-hole technology previously utilized in the assembly of printed circuit boards. SMT allows for production of a smaller circuit board, with greater component and circuit density, resulting in increased performance. Management believes that SMT will continue to constitute an increasing percentage of printed circuit board production and assembly.

    The Company manufactures over 1500 different assemblies which are incorporated into product lines of over 30 different companies. The Company provides contract electronic manufacturing services primarily for manufacturers of: micro, mini and mainframe computers; computer peripheral equipment; high quality graphic equipment; office equipment; telecommunications equipment; consumer appliances, industrial tools and measuring devices.

Research and Development
- ------------------------

    The Company continually evaluates the potential for, and feasibility of, adopting new processes or techniques which can improve manufacturing quality and efficiency. The cost of these efforts, together with those for manufacturing training and quality programs, are reported as expenses when incurred. Such expenses amounted to $54,000 in 1993 and $967,000 in 1992. No research and development expenses were incurred in 1994. Of the expenses associated with research and development incurred in 1993 and 1992, approximately $41,000 and $933,000, respectively, were reimbursed by one customer and were incurred in connection with operations discontinued by the Company in 1993 and have no alternative use.

Quality Control
- ---------------

    The Company intends to achieve "ISO 9000" certification for all of its manufacturing facilities in 1995. International Standards Organization ("ISO") certification refers to a series of quality system standards adopted to ensure that companies worldwide are in compliance with a documented system of quality processes and procedures. The Company has created a team to achieve this important objective.

Suppliers
- ---------

    The Company uses the services of numerous suppliers of electronic components and other material for its manufacturing operations. Substantially all the materials used in the Company's products are components purchased from suppliers. Components generally are ordered when the Company has a firm purchase order or letter of intent from a customer to purchase the completed assemblies. Generally, the Company is not dependent upon a single source of supply for materials or components that it considers important to its business, since multiple suppliers are available for most important components or their substantial equivalent.

Competition
- -----------

    The contract electronic manufacturing services provided by the Company are available from many independent sources as well as in-house manufacturing capabilities of current and potential customers. Some of the Company's competitors have greater financial, manufacturing and marketing resources than the Company. The Company believes that the primary basis of competition is quality, service, price and ability to deliver finished products on a timely and reliable basis. The Company believes that it competes favorably with respect to those factors.

Contracts
- ---------

    The Company's contracts are provided for services to be performed primarily on a fixed-price basis, although change orders on large contracts are not unusual. The contracts generally provide termination rights for customers, but upon such termination the Company would be entitled to reimbursement for allowable costs already incurred. Other than the contracts with Iris Graphics, Inc. described below, the Company has no long- term contracts for the sale of products or services that are individually material.

Customers and Marketing
- -----------------------

    Most of the Company's sales are to industrial companies which use the products in a variety of high-technology applications, including those for computers, telecommunications devices, high-quality graphics, and medical testing devices.

    Substantially all of the Company's net sales during the year ended December 31, 1994 were derived from customers which were also customers during 1993. In 1994, the customers which accounted for more than 10% of the Company's sales from continuing operations were Concurrent Computer Corporation, Iris Graphics, Inc., and Dialogic Corporation which accounted for 33%, 25%, and 11% of sales, respectively. In 1993, services to Data Switch Corporation, to which the Company provided more than 10% of its sales in 1993, terminated its relationship with the Company. The loss of potential future revenue from Data Switch Corporation was offset, in part, by the Company's ability to expand service to existing customers and to attract new customers. Currently, the Company remains dependent upon its large customers. Because the loss of one or more of these customers could have a material adverse effect on its operations, the Company maintains continued dialogue with all its customers to ensure satisfactory quality and on-time delivery services. Also, the Company's marketing programs are focused to identify and develop opportunities to provide contract electronic manufacturing services to new customers.

    Historically, the Company has had substantial recurring sales from existing customers. The Company seeks to develop long-term relationships with a small number of customers. Marketing efforts are aimed at obtaining similar long-term relationships with new customers, as well as maintaining business with existing customers. While the Company believes that its relations with its customers are good and that their business will continue, specific purchase orders are generally of less than one year in duration, and there is no assurance that future orders will be obtained. The volume of contract manufacturing business also depends upon the success of customers' sales.

    The Company employs a variety of marketing techniques for the sale of its products, including direct sales efforts by an employed sales force, and the utilization of independent sales representatives.

Market Served                                                   Representative
by Customers                Percentage of 1994 Sales               Customers
- ------------                ------------------------             ------------
Computers                             33                       Concurrent Computer Corp.
High Quality Graphics                 25                       Iris Graphics, Inc.
Telecommunications                    11                       Dialogic Corporation
Consumer Products                      9                       Stillwater Designs
Industrial Tools                       7                       Yaskawa Electric America, Inc.
Other                                 15                       Various


Backlog
- -------

    The Company's backlog consists of firm purchase orders which typically are shipped within twelve months from time of receipt of the order. Backlog may not increase at the same rate as the Company's net sales due to the increasing trend of OEMs to reduce their lead time for purchase orders. Since purchase orders may be accelerated or deferred by rescheduling or cancelled by payment of cancellation charges, backlog does not necessarily reflect future sales levels. The approximate amount of the Company's backlog for continuing operations at the end of 1994 and 1993 was $19,240,000 and $19,453,000, respectively. It is anticipated that
substantially all of the 1994 year-end backlog will be delivered in 1995. One of the Company's customers, Iris Graphics, Inc., has placed orders included in the backlog at December 31, 1994, and December 31, 1993 of approximately $11,101,000 and $12,500,000 respectively.

1994 Developments
- -----------------

    During 1994, the Company's sales increased, gross profit increased, and selling, general and administrative expense declined. The Company's net loss from continuing operations in 1994 was $4,784,000 which includes the non-recurring provision for restructuring of $2,400,000, compared to a net loss of $4,664,000 in 1993 from continuing operations. The improvement in results of operations was due to a combination of increased sales during the year and cost-cutting measures imposed during the first quarter of 1994. In the first quarter of 1994, the Company undertook an intensive effort to eliminate all unnecessary expenses, including a significant reduction in its use of consultants and a 20% salary reduction imposed on substantially all employees on January 15, 1994. Such salary reduction was partially restored later in the second and third quarters of 1994, and was fully restored in January 1995. However, the additional expense associated with the elimination of the 20% salary reduction should be offset, in part, by the reduction in staff resulting from the Company's restructuring undertaken in December 1994 in anticipation of the Tanon acquisition.

    As a result of negative cash flows from operations and continued operating losses in 1994, the Company required additional working capital to support its operations. In February 1994, the Company completed a private placement of 1,200,000 units of securities at a purchase price of $0.85 per unit (the "February Private Placement"), providing net proceeds to the Company of approximately $957,000 after the deduction of offering expenses of approximately $63,000. Each unit consisted of one share of Common Stock, a Class A Warrant and a Class B Warrant (the "February Units"). On July 25, 1994, a Registration Statement on Form S-1 was filed by the Company with the Securities and Exchange Commission to register these shares and certain other shares of common stock held by certain selling security holders pursuant to their registration rights. Pre-effective Amendment No. 2 to that registration statement was filed with the Commission on December 23, 1994 and, as of the date of this report, such registration statement has not been declared effective by the Securities and Exchange Commission. Subsequent to the February Private Placement, the Company continued to require additional working capital to fund its operations.

    In order to raise additional capital, the Company commenced a private placement of 2,500,000 units of securities in June 1994, at a purchase price of $2.75 per unit for maximum gross proceeds of $6,875,000 (the "June Private Placement"). Each unit consisted of one share of common stock of the Company and one Class C Warrant ("Class C Warrant") to purchase one share of common stock of the Company at an exercise price of $4.60 per share until June 30, 1998 (the "June Units"). The terms of the Class C Warrants contained certain provisions which granted the Company redemption rights on the warrants under certain conditions. In August 1994, the Company completed the June Private Placement in which the Company issued all 2,500,000 June Units for net proceeds of $5,900,000. The Class C Warrants were called for redemption by the Company in September 1994. The redemption was completed in December 1994, at which time warrants for 1,482,744 shares had been exercised, which provided approximately $6,600,000 of additional net proceeds to the Company, of which approximately $4,800,000 net proceeds representing 1,098,833 shares was received in December 1994, with the remainder of proceeds received in January 1995. The 1,017,256 remaining Class C Warrants that were not exercised were redeemed at $0.05 per share, for a total of $51,000 in redemption fees. In connection with the June Private Placement, 250,000 unit warrants were issued to the placement agent (which assigned such unit warrants to certain of its employees) to purchase units which are exercisable at a price of $3.025 per unit, each unit consisting of one share of EAI common stock and a Class C Warrant to purchase one share of EAI common stock at a price of $4.60 per share.

    On August 24, 1994, the Company signed a letter of intent to acquire Tanon Manufacturing, Inc. ("Tanon"), of Fremont, California, formerly a privately-held company, established in 1982, which provides contract electronic manufacturing services to original equipment manufacturers. Pursuant to the letter of intent, the

Company entered into a Business Loan Agreement with Tanon, under which the Company loaned Tanon the principal sum of $1,000,000 ("Tanon Loan") which provided for interest to accrue at market rate and to mature on March 1, 1995, with certain provisions for payment upon demand. On December 12, 1994, pursuant to such letter of intent, the Company entered into the definitive Agreement and Plan of Reorganization (the "Tanon Acquisition Agreement") which was consummated in January 1995. The Tanon Loan was cancelled upon consummation of the Tanon Acquisition Agreement. (See "Subsequent Events" below.)

    In October 1994, the Company signed a letter of intent to acquire up to a 1/3 equity interest in BarOn Technologies Ltd. ("BarOn"), a privately-held company located in Haifa, Israel. BarOn is engaged in research and development of a computer input device that can directly digitize handwriting in a variety of languages, from any surface. Pursuant to the letter of intent, in October 1994, the Company entered into a Business Loan Agreement with BarOn pursuant to which the Company loaned to BarOn the principal sum of $500,000 ("BarOn Loan") repayable on December 31, 1994, together with interest accruing at a market rate. The BarOn Loan was cancelled upon consummation of the BarOn Agreements (hereinafter defined) in January 1995. (See "Subsequent Events" below.)

    In December 1994, in contemplation of the acquisition of Tanon, the Company committed to a plan to close or sell its Southwest operations in Tucson, Arizona and Nogales, Sonora, Mexico. The Company also decided to substantially consolidate its corporate administrative functions, currently being conducted in West Long Branch, New Jersey, into Tanon's Fremont, California facility. In connection with these decisions, the Company recorded a $2,400,000 provision for restructuring expense. The provision includes: $618,000 related to unamortized goodwill and other intangibles which were acquired in connection with the 1992 acquisition of the Southwest operations; $395,000 representing the present value of lease commitments in Tucson, Arizona; $279,000 representing book value and disposal cost of abandoned equipment; $300,000 for inventory which can not be utilized resulting from the termination of customer contracts; $303,000 of contractual termination benefits for West Long Branch and Southwest employees; $285,000 of executive separation costs; $145,000 to be paid to a third party to assume certain lease obligations of the Company's subsidiary, Milotec S.A. De C.V. ("Milotec") for the Nogales facility, and for other closing costs with respect to the sale of Milotec and its operations in Nogales, Sonora, Mexico; and $75,000 of other costs.

    On December 30, 1994, in contemplation of the Tanon acquisition, the Company purchased 265,957 shares of common stock of Tanon (representing a 13.6% equity interest) for $2,000,000 comprised of conversion of the Tanon Loan to equity and $1,000,000 cash. Other costs and expenses incurred in connection with the acquisition of the stock amounted to approximately $202,000.

Subsequent Events
- -----------------

    Tanon Acquisition. On January 4, 1995 (the "Tanon Effective Time"), the
    -----------------
Company acquired Tanon pursuant to the Tanon Acquisition Agreement. The Company intends to report the transaction as a purchase for accounting purposes. On the Tanon Effective Time, Tanon was merged into a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of common stock of the Company with an appraised value of $13,077,000 in exchange for all of the remaining outstanding shares of common stock of Tanon. In addition, the Company granted to certain optionholders of Tanon, in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of the Company's common stock at a weighted average exercise price of $1.05 per share with an appraised value of $1,383,000. As further contemplated by the Tanon Acquisition Agreement (a) the Company invested $2,000,000 in Tanon, as mentioned above, which consisted, in part, of the cancellation of Tanon's obligation to repay the Tanon Loan, and (b) the Company agreed to use its best efforts to invest in, or loan to, Tanon up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan.

    In connection with the transactions consummated pursuant to the Tanon Acquisition Agreement, the Company, through its wholly-owned subsidiary, Tanon, entered into an Employment Agreement with Joseph R. Spalliero (formerly the Chairman and President of Tanon), pursuant to which Mr. Spalliero has been engaged as the Chief Operating Officer of Tanon to serve for a term commencing on January 4, 1995 and ending on January 3, 1997. Mr. Spalliero will receive an annual base salary of $240,000. In addition, upon closing, Mr. Spalliero and certain other executives of Tanon received certain compensation, incentives and benefits. Specifically, the Company granted to Mr. Spalliero at closing, incentive and non-incentive stock options to acquire an aggregate of 350,000 shares of common stock of the Company at an exercise price equal to fair market value with respect to 305,000 shares and 110% of fair market value with respect to 45,000 shares, which options will vest proportionately over three years. Mr. Spalliero also received a signing cash bonus of $300,000 upon execution and delivery of his Employment Agreement and is eligible, pursuant to the terms thereof, to earn a cash bonus of up to $750,000, to be paid based upon Tanon meeting certain goals, in equal installments during 1996, 1997 and 1998. Also, on January 20, 1995, Mr. Spalliero was elected to serve as a Class III member of the Board of Directors of the Company for a term expiring in 1997.

    In connection with the merger, the Company loaned Mr. Spalliero, the Chief Operating Officer of Tanon, $1,000,000 for a 30-month term with interest fixed at the applicable Federal rate and accruing and due together with principal at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. Also, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000, which had been personally guaranteed by Mr. Spalliero.

    BarOn Acquisition. On January 16, 1995, the Company acquired (i) 25.01% of
    -----------------
the ordinary shares of BarOn for consideration with an estimated value of $6,700,000 comprised of a $4,000,000 capital contribution to BarOn ($1,500,000 cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to the BarOn Loan at closing, and $1,000,000 cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 to be delivered four months from closing which will be on May 16, 1995), and $2,700,000 paid to various shareholders of BarOn in cash at closing and (ii) an option to acquire an additional 8.33% of the ordinary shares of BarOn for $2,000,000 in cash and 255,183 shares of common stock of the Company with an estimated value of $2,000,000. The option is exercisable on the earlier of BarOn's reaching certain development milestones or September 30, 1995. In addition, the Company has certain rights of first refusal to purchase additional equity in BarOn, but not to exceed 49% of BarOn's issued and outstanding ordinary stock. The Company intends to account for the acquisition as a purchase of a minority interest using the equity method of accounting. BarOn, which was formed in 1992, is a privately-held, Israeli corporation based in Haifa, Israel, engaged in the research and development of a computer input device that can directly digitize handwriting in a variety of languages, from any surface. The transaction was consummated by (a) issuance of a series of identical Stock Purchase Agreements (the "Stock Purchase Agreements") between the Company and various shareholders of BarOn, pursuant to which the Company acquired an aggregate 8.33% equity interest in BarOn, and (b) an Investment Agreement (the "Investment Agreement") between the Company and BarOn, pursuant to which the Company acquired (1) a 16.68% equity interest in BarOn, and (2) the right to acquire up to an additional 8.33% equity interest in BarOn. The Stock Purchase Agreements and Investment Agreement are collectively referred to as the "BarOn Agreements". Presently, 11 persons unaffiliated with the Company own the remaining 74.99% of the ordinary shares of BarOn.

    Milo Resignation. On February 2, 1995, pursuant to negotiations which had
    ----------------
commenced in November, 1994, Charles A. Milo resigned as President and director of the Company to pursue other interests. On that date, the Company entered into a separation agreement with Mr. Milo pursuant to which (i) the Company agreed to pay him his regular compensation as an employee through March 31, 1995, (ii) Mr. Milo was deemed to have earned his $50,000 bonus, which was payable in four equal installments through March 31, 1995, (iii) the loan to Mr. Milo by the Company on September 15, 1994 in the principal amount of $160,000 was cancelled with Mr. Milo having no further liability thereunder, (iv) $10,000 fee for services to be rendered in connection with the closure or sale of the Company's Mexican facility, and (v) the exercise period for certain options held by Mr. Milo and his wife was extended to September 30, 1995. Mr. Milo agreed to limit the sale of his shares of common stock in the Company during the two calendar quarters following his resignation to 100,000 shares per each quarter and during the next six calendar quarters to those shares which he is eligible to sell pursuant to Rule 144. After such period, there will be no further restrictions on the sale of his shares.

Governmental Regulation
- -----------------------

    The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in compliance with all material applicable environmental, waste management, health and safety regulations. However, new or modified requirements, which are not currently anticipated, could be adopted creating additional expense for the Company.

    New Jersey has enacted an Industrial Site Remediation Act ("ISRA"). As is the case with many other companies doing business in New Jersey, if the Company were to move from its present facilities in New Jersey, sell its assets or effect a change in its ownership, such a transaction would be subject to the requirements of ISRA. Under ISRA, before such a transfer could take place, a determination would need to be made to ensure there has been no unremediated discharge of hazardous substances or wastes on the site; or a satisfactory clean-up plan would need to be submitted to the New Jersey Department of Environmental Protection and Energy ("DEPE"). Failure to comply with ISRA is grounds for voiding the transfer by the purchaser or by DEPE, among other enforcement remedies.

Employees
- ---------

    As of December 31, 1994, 1993 and 1992, the Company had 334, 315 and 458 total employees, respectively. Individuals employed at the Company's manufacturing facility in Nogales, Sonora, Mexico and included in such totals were 124, 109 and 34 in 1994, 1993 and 1992, respectively.

Facilities
- ----------

See "Properties" at Item 2, Part I of this Form 10-K.

International Operations
- ------------------------

    On May 29, 1992, the Company acquired all of the outstanding stock of Milotec S.A. De C.V. in Nogales, Sonora, Mexico ("Milotec"), in connection with the acquisition of this contract electronic manufacturing business.
The Company expects to sell its interest in Milotec in 1995.

Patents and Trademarks
- ----------------------

    The Company does not hold any patent rights which are material to the contract electronic manufacturing business, nor does the Company believe that patent protection is an important competitive factor in its market. The Company has received federal trademark registration for the mark "EAI", which is also registered in many other countries.


ITEM 2. PROPERTIES

    Currently, EAI's executive offices and East Coast manufacturing operations are located at 185 Monmouth Parkway, West Long Branch, New Jersey 07764 at which the Company occupies approximately 81,000 square feet. In addition, the Company currently leases manufacturing facilities comprised of 33,120 square feet in Tucson, Arizona and 22,000 square feet in Nogales, Sonora, Mexico. The Arizona lease provides for a five-year term ending in May 1997, with an option to renew for five years. The Mexico lease provides for a three-year term ending in July, 1996. EAI is responsible for all repairs, maintenance, and utilities in its premises, and in New Jersey, is also responsible for taxes.

    The Company, through its wholly-owned subsidiary, Tanon, occupies a single facility with 105,000 square feet at 46360 Fremont Boulevard, Fremont, California, through which it conducts production and administrative operations. Pursuant to its plan of reorganization, the Company intends to substantially consolidate its corporate administrative functions currently conducted in the West Long Branch facility into the Fremont facility.

    As part of its reorganization plan, the Company is currently negotiating for the sale of its wholly-owned subsidiary, Milotec, which includes an assumption by the purchaser of the lease for the manufacturing facility in Nogales, Sonora, Mexico. The Company also intends to close its operations in Tucson, Arizona.

    On September 17, 1993, the Company reached an agreement with the landlord of its West Long Branch, New Jersey facility (the "Landlord") to amend its Lease. Under the terms of the amendment (i) EAI surrendered approximately 52% of the space occupied at such location; (ii) the Landlord granted rent abatement from 1993 to 1999 aggregating approximately $2.7 million; and (iii) the Lease was extended from March 1999 to March 2006, during which extension period the rent will be adjusted to the market rates for comparable facilities. In addition, the Company expects to realize savings for heat, light and power due to the smaller area to be occupied. In connection with the Lease amendments, the Company issued the Landlord a warrant to purchase 130,000 shares of the Company's common stock at an exercise price of $1.50 per Share. The warrant is exercisable from August 4, 1995 until August 4, 1998. In February, 1994, the Lease was further amended resulting in additional rent abatements for the period February 1994 through January 1996. In consideration for the Landlord's additional action, the Company issued to the Landlord 100,000 shares of the Company's common stock.

    See Note 6 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K for information regarding the rents payable under the above leases.

ITEM 3. LEGAL PROCEEDINGS

    Bridgeport Rental and Oil Services Superfund Site. By letter dated August
    -------------------------------------------------
31, 1988, the United States Environmental Protection Agency ("EPA") notified EAI that EPA had identified EAI to be one of the parties potentially responsible for costs incurred to date by EPA in taking corrective action, for future clean up costs, and for any other possible damages in connection with the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey (the "B.R.O.S. Site"). EAI's alleged connection to the B.R.O.S. Site is through Rollins Environmental Services (NJ) Inc. ("Rollins") which is a waste transporter that was allegedly hired by EAI to transport certain waste material alleged to be hazardous from EAI's operations for appropriate disposal. Information in EPA's files suggests that EPA is likely to assert that one shipment of waste allegedly generated by EAI and presumed to constitute less than one quarter of one percent of the total liquid waste allegedly released at the B.R.O.S. Site, was delivered to the B.R.O.S. Site in 1973 by Rollins.

    On March 29, 1989, the New Jersey Department of Environmental Protection and Energy ("DEPE") issued an administrative directive under New Jersey's Spill Compensation and Control Act to over one hundred companies, including EAI, demanding payment by May 15, 1989 of $9,224,189 as DEPE's share of remedial costs at the B.R.O.S. Site. By letter dated August 29, 1989, and by similar letters to fifty-seven other alleged waste generators, or transporters of waste allegedly released at the B.R.O.S. Site, EPA demanded that the targeted companies, individually or jointly, pay to the "EPA Hazardous Substances Trust Fund" the sum of $17.8 million by September 29, 1989 in full reimbursement of past costs incurred by EPA in connection with the B.R.O.S. Site. EPA estimated at that time that the costs of the remaining remedial work will be in the range of $70 - $100 million.

    On May 15, 1989, a group of companies among those which had received demands from DEPE, including EAI, without admitting liability, made a "good faith" payment of $1,344,500 in response to DEPE's directive demanding payment of $9,224,189. EAI's share of this payment was $5,000. On September 29, 1989, a group of companies, including EAI, targeted by EPA responded to EPA's demand letter for past costs of $ 17.8 million by declining to make any payments at that time and by offering to negotiate a settlement of EPA's claims. Pursuant to an interim agreement entered into in 1991 between Rollins and its customers, including EAI, Rollins has agreed to defend its customers, including EAI, at Rollins' own expense in connection with EPA and DEPE proceedings concerning the B.R.O.S. Site.

    There have been two actions filed in federal court with respect to the allegedly required remediation at the B.R.O.S. Site. These two cases are
Rollins Environmental Services (NJ) Inc., et al. v. United States, et al., Civil
- -------------------------------------------------------------------------
Action No. 92-1253 (JEI), and United States v. Allied Signal Inc., et al., Civil
                              -------------------------------------------
Action No. 92-2726 (JEI). These two cases are being handled as a consolidated matter for case management purposes. EAI is not named as a party to either of these actions. However, as part of the case management process, directive order recipients, such as EAI, were given an opportunity to participate in settlement negotiations on these consolidated cases without being joined as a party.

    In January 1993, EAI agreed to participate in settlement negotiations with respect to the federal court actions described above without admitting liability and to provide information regarding its alleged connection through Rollins to the B.R.O.S. Site. As a result of its participation in the informal discovery and settlement process, EAI will not be joined as a party to the litigation at this time, thereby avoiding the costs associated with litigation. While the administrative expenses of conducting discovery and settlement negotiations will be shared equally among the participants, each participant is responsible for fees of its own counsel. Rollins has agreed to pay administrative expenses which may be assessed against EAI in connection with its participation in the settlement process as well as defend EAI should EAI be sued after participating in the settlement process. Rollins has not agreed to assume any liability that any of its customers may incur as a result of these claims, including liability for any amount that EAI may agree to pay in settlement. EAI may elect to withdraw from participating in the informal discovery process and settlement negotiations; however, if EAI withdraws or does not comply with the established guidelines of the settlement process, or if the settlement process fails to resolve these actions, EAI may be joined as a party in the legal actions described above.

    EAI has notified its comprehensive general liability insurers of these potential claims. Because of the long period of time between the alleged delivery of waste and the notification of claims, coverage may be the responsibility of more than one insurer. One insurer, which covered occurrences during five of the fifteen years, has responded and reserved rights. This insurer has not denied coverage, but has sought to limit its responsibility to a one-third share which it claims corresponds to its share of the fifteen-year time period during which the alleged release took place. This insurer has continued to pay one-third of EAI's defense costs, and although EAI believes that it is entitled to coverage, it remains to be determined on what basis this insurer will contribute to any settlement or judgment. The insurer for the remaining years has denied coverage on grounds that EAI believes are without merit under New Jersey law. This insurance company recently advised EAI that it has no information at this time that would support EAI's claim of coverage under any of the policies issued by it to EAI and that EAI's participation in the informal discovery and settlement process will not be used in connection with any coverage decisions made on EAI's claim. Nonetheless, EAI has asked for reconsideration of its position and is awaiting a response.

    Lemco Associates. In October 1992, the following action, Lemco Associates,
    ----------------                                         ----------------
L.P. v. Electronic Associates, Inc., COMAX, Inc., American Metal, Inc., David
- -----------------------------------------------------------------------------
McAvoy III, et al. (Docket No. MON-L-6492-92), was instituted in the Law
- -----------------
Division of the Superior Court of New Jersey, Monmouth County, against EAI, certain other defendants and each of their respective insurance carriers by Lemco Associates, L.P., a limited partnership ("Lemco").

    Lemco's claim involves real property in North Long Branch, New Jersey that was once owned and used for manufacturing purposes by the United States Government, EAI and others. The property is now owned by

Lemco. In its complaint, Lemco alleges among other claims that (i) the property is contaminated with hazardous substances and groundwater contamination exists;
(ii) the contamination is the result of the activities undertaken at the site by the defendants, including EAI; and (iii) the property requires extensive remedial work to clean up the contaminants in the soil and to protect against the threat of migration of contaminants to neighboring properties. The complaint states that in connection with a proposed sale of the property by Lemco, the DEPE required Lemco to perform or agree to perform certain activities at the site which included site characterization, remediation of all contamination and removal of underground storage tanks. Lemco further asserts that the DEPE has mandated that before Lemco can transfer title to the property, a cleanup must be performed in order to restore the site to an environmentally sound condition. Lemco also alleges that it has incurred, and continues to incur, substantial costs and expenses in characterizing and remediating the environmental contamination allegedly created by the defendants. Lemco's claims include, among others, (i) common law causes of action involving ultrahazardous activity and abnormally dangerous activity, (ii) failure to comply with certain environmental statutes, including the New Jersey Environmental Cleanup Responsibility Act, the New Jersey Environmental Rights Act, the New Jersey Underground Storage of Hazardous Substances Act and the New Jersey Spill Compensation and Control Act,
(iii) failure to disclose the contamination and presence of certain underground storage tanks, (iv) failure to properly comply with underground storage tank regulations, and (v) breach of an implied covenant of good faith and fair dealing. In its complaint, Lemco seeks compensatory, consequential and incidental damages in unspecified amounts as well as declaratory relief stating that defendants are liable for all future damages resulting from the alleged contamination and compelling the defendants to indemnify Lemco for all damages sustained by Lemco. In addition, Lemco seeks, among other things, indemnification from any and all claims and suits brought against Lemco by any governmental entity or private party for the costs of cleanup or damages resulting therefrom.

    In December of 1992, EAI filed an answer to the complaint denying the allegations made by Lemco and asserting numerous defenses to such allegations. In addition, EAI made cross-claims for contribution and indemnification against all co-defendants to the extent of any liability that EAI may suffer as a result of this matter and a counterclaim against Lemco which identifies Lemco as a party responsible for the alleged contamination and seeks contribution and indemnification from Lemco for any damages that may be incurred by EAI. In January of 1993, EAI filed a third party complaint against certain named and other unidentified entities, primarily former tenants or operators at the site during EAI's ownership, seeking contribution and indemnification for any costs and damages that EAI may suffer as a result of Lemco's claims.

    In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco, and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims and reimbursement of the costs of same. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights. EAI will continue to seek full coverage from its carriers.

   Discovery is ongoing in this litigation. By letter dated March 30, 1995, Lemco has provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemcoclaims that it has expended approximately $424,000 in remediation costs, including fees for legal oversight and consultation. If further estimates that its future remediation costs will amount to approximately $4,900,000.
Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation. At this time, the Company and its environmental consultants have not evaluated the information recently received from Lemco nor has any independent analysis of the site been performed to determine the appropriateness of Lemco's claim and of the estimated cost of remediation. Investigation of this matter is ongoing; therefore, it is not possible to predict its outcome at this time.

    Pudles. On April 5, 1994, Stephen Pudles, a former Director of Marketing and
    -----
Sales of the Company, filed an action in Superior Court of New Jersey, Law Division, County of Ocean. The complaint states that (i) Mr. Pudles voluntarily resigned his position with the Company; (ii) subsequent to his resignation he agreed to continue to work for the Company for a specified period of time; and
(iii) an oral agreement was reached between Mr. Pudles and the former President of the Company providing for certain compensation to be paid by the Company to Mr. Pudles during such period. Mr. Pudles' complaint alleges that (1) the Company breached its oral agreement with Mr. Pudles by refusing to pay the agreed upon compensation to him; (2) the Company made negligent misrepresentation in inducing Mr. Pudles to enter into such oral contract; and (3) that the Company defrauded Mr. Pudles. The suit requests compensatory damages of approximately $50,000 and $1 million in punitive damages from the Company.

    The Company has filed an answer to Mr. Pudles' complaint denying the plaintiff's allegations and asserting affirmative defenses. The Company has tentatively settled this action for $41,250, payable in four installments over three months, and is currently negotiating the final terms of a written settlement agreement, which will include a release by the plaintiff of all claims against the Company.

    Vassalo. EAI was served in August 1988 with a complaint filed in Superior
    -------
Court of New Jersey for Middlesex County on behalf of Marie Vassalo individually and as administratrix of Charles Vassalo. EAI, five identified asbestos manufacturers, and other unidentified "John Doe" defendants were named in the complaint which alleged that as an employee of AT&T (the "AT&T Employee") from 1966 to 1986, including an unspecified period as an employee at the premises rented by AT&T from EAI, the AT&T Employee was exposed to asbestos products and, as a result, sustained severe personal injury or death. The Company settled this case in August 1994 for a nominal amount and has been released from all claims in connection therewith by the plaintiff.

    EAI is a party to other litigation from time to time in the ordinary course of its business, none of which is currently pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

    EAI's common stock is traded on the New York Stock Exchange ("NYSE"). The quarterly common stock price for 1994 and 1993 are as follows:


             1st Quarter                2nd Quarter                3rd Quarter                4th Quarter
- -------------------------------------------------------------------------------------------------------------
            High      Low              High      Low              High      Low              High      Low
          ------------------         ------------------         ------------------         ------------------
1994        3-7/8    1-1/8             5-1/8    3-1/8             8-3/8    4-1/2             8-3/4      6
1993        1-7/8    1-1/8             1-5/8    1-3/8             1-1/2    1                 1-3/8      1


    There were approximately 4,410 record holders of the Company's common stock as of March 24, 1995.

    There have been no cash dividends declared since 1956 and no stock dividends declared since 1966. If the Company were to become profitable, it would expect that all of such earnings would be retained to support the business of the Company. Accordingly, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future. Moreover, certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends.

    Although the Company's common stock is currently listed and trading on the NYSE, currently and since September 11, 1991, the Company has not been in compliance with one or more of the criteria necessary for continued listing on the NYSE. The Company and the NYSE have had discussions with respect to this issue. As of the date of this report, the Company believes that it is in compliance with all of the NYSE's continued listing criteria, with the exception of the minimum average earnings of $600,000 for each of the last three fiscal years. To the Company's knowledge, the NYSE has not taken any affirmative action to delist the common stock, but, as it has each time it has authorized the issuance of additional shares for listing on the NYSE, it has indicated in a letter dated March 29, 1995, approving the listing of additional shares of common stock, that consideration is being given to the appropriateness of continued listing of the Company's common stock. Management of the Company intends to meet with representatives of the NYSE in April of 1995 in order to discuss this matter. If the Company's common stock is delisted from the NYSE, it could have a material adverse effect on the price and liquidity of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                (thousands of dollars except for per share amounts and Other Data)

                                                        1994         1993        1992         1991        1990
                                                        ----         ----        ----         ----        ----
                                                                  [-------------------Note 1-------------------]
Operating Results:
  Sales from Continuing Operations                     30,539      26,024      22,248       22,933       19,620
  Provision (Credit) for Restructuring                  2,400         (68)        285           --           --
  Loss from Continuing Operations before Taxes         (4,784)     (5,348)     (3,524)      (6,811)        (497)
  Loss from Continuing Operations, Net                 (4,784)     (4,664)     (3,189)      (5,227)        (334)
  Income from Discontinued Operations, Net                  -       1,327         651        1,531          793
  Net Income (Loss)                                    (4,784)     (3,337)     (2,538)      (3,696)         459
  Income (Loss) Per Common Share:
     Continuing Operations                               (.95)      (1.76)      (1.22)       (2.02)        (.12)
     Discontinued Operations                                -         .50         .25          .59          .28
     Net Income (Loss)                                   (.95)      (1.26)       (.97)       (1.43)         .16
- -----------------------------------------------------------------------------------------------------------------
Financial Position:
  Current Assets                                       16,969       7,355      14,547       12,267       12,168
  Current Liabilities                                  12,603       8,614      11,594        5,019        4,339
  Working Capital                                       4,366      (1,259)      2,953        7,248        7,829
  Net Property and Equipment                            2,719       3,603       4,344        2,351        2,610
  Total Assets                                         22,845      12,762      19,836       14,805       15,153
  Shareholders' Equity                                  7,244        (546)      2,776        5,137        9,671
  Common Shares Outstanding                             8,108       2,661       2,646        2,588        2,602
  Book Value per Common Share                             .89        (.21)       1.05         1.99         3.72
- -----------------------------------------------------------------------------------------------------------------
Other Data:
  Number of Shareholders of Record                      4,447       4,600       4,718        4,877        4,969
  Number of Employees                                     334         315         458          368          379
Orders Received                                        30,326      18,805      31,592       20,064       24,656
Sales Backlog at Year-End                              19,240      19,453      26,676       17,260       20,239


Note 1 - Reclassified to reflect sale and discontinuation of operations (See
Note 4 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

EAI's Results of Operations: 1994 compared to 1993
- --------------------------------------------------

    During 1994, the Company's sales increased, gross profit increased, and selling, general and administrative expenses declined. The Company's net loss from continuing operations in 1994 was $2,384,000 before the non-recurring provision for restructuring of $2,400,000, compared to $4,664,000 in 1993.

    Sales of $30,539,000 in 1994 increased $4,515,000, or 17.3%, from sales of
$26,024,000 in 1993, resulting primarily from increased orders for contract electronic manufacturing services from the Company's existing customers.

    Cost of sales increased to $27,759,000 in 1994 primarily due to the Company's increased level of sales. Cost of sales declined as a percentage of revenue to 90.9% in 1994, compared to 93.5% in 1993. As a result, gross profit increased to $2,780,000, or 9.1% of revenue, in 1994 compared to $1,680,000, or 6.5% of revenue, in 1993. The reduction in cost of sales as a percentage of revenue resulted from cost reduction measures put in place during 1994, consisting primarily of a 20% compensation reduction for substantially all employees, facility expense reductions in the West Long Branch location resulting from the Lease renegotiations, and insurance and consultant fee expense reductions. The 20% compensation reduction for substantially all employees was completely eliminated in January 1995, with employee compensation levels returning to prereduction levels. This additional compensation expense should be offset, in part, by the reduction in staff resulting from the restructuring activities undertaken in December 1994 as discussed below.

    Selling, general and administrative expenses decreased in 1994, both in amount and as a percentage of revenue. Selling, general and administrative expenses of $4,591,000 in 1994 declined from $7,000,000 in 1993. As a result, selling, general and administrative expenses declined to 15% of revenue in 1994 from 26.9% of revenue in 1993. The decline resulted from a reduction in staff, and the 20% compensation reduction for all employees and reduction in the Company's use of business advisory consultants in 1994 as discussed above.

    Interest income of $89,000 was recorded in 1994, reflecting investment income from the proceeds of the Company's capital raising efforts, represented primarily by the June Private Placement. Interest expense of $662,000 in 1994 increased $180,000 compared to $482,000 in 1993 and, as a percentage of revenue, increased to 2.2% from 1.9% in 1993. The increase in interest expense reflects both the increase in short-term interest rates during 1994, as well as an increase in the balance of the Company's revolving credit facility to support the greater sales volume during the year.

    During the fourth quarter of 1994, in anticipation of the Company's acquisition of Tanon, which is discussed below, the Company evaluated the operating costs of its existing facilities and the strategy by which it would combine its manufacturing operations and certain administrative operations with those of Tanon. As a result, the Company decided to close or sell its manufacturing facilities in Nogales, Sonora, Mexico, close its manufacturing facilities in Tucson, Arizona, and to consolidate certain of the Company's corporate headquarters and administrative operations with Tanon's operations in Fremont, California, and recorded a non-recurring provision for restructuring of $2,400,000. The provision was established to record the expense of closing the Tucson facility, selling the Nogales facility, and eliminating approximately 170 positions in the Tucson, Nogales and West Long Branch facilities. The restructuring activities are expected to be completed by the second quarter of 1995. The Company's management believes that the acquisition of Tanon, combined with the restructuring activities undertaken in contemplation thereof, will have a positive effect on the operations of the Company by increasing sales, consolidating administrative functions and eliminating duplicate expenses, and improving operating efficiencies for materials procurement and management, however, no assurance can be given that such effects will be experienced by the Company as a result thereof.

EAI Results of Operations: 1993 compared to 1992
- ------------------------------------------------

    Discontinued Operations. On June 30, 1993, the Company sold its Field
    -----------------------
Service Division and discontinued the operations of its Product Engineering Division. Accordingly, the 1992, 1991, 1990, and 1989 financial statements have been reclassified to reflect these operations as discontinued. These decisions were based upon several factors, the most prevalent of which was the desire to focus the Company's resources upon the contract electronic manufacturing business.

    The buyer of the Field Service Division, Halifax Corporation ("Halifax"), purchased all of the inventory and fixed assets and assumed certain liabilities of that Division. The net book value of the assets sold was approximately $1,700,000. In consideration for the sale of these assets, the Company received $2,400,000 cash at closing, relief from $800,000 of liabilities which were assumed by Halifax, and a deferred payment not to exceed $1,000,000 payable to the Company at six month intervals by Halifax (the "Halifax Deferred Payment"). Halifax has acknowledged that the condition precedent with respect to the Halifax Deferred Payment has been satisfied and, to date, it has paid $394,000 of the Halifax Deferred Payment. However, Halifax has also asserted that it is entitled to a set-off of certain claims in the aggregate amount of approximately $230,000 and has deposited $200,000 in escrow related to the payment due August 31, 1994. A reserve of $350,000, to reflect the present value of the expected cash flows and contingencies related to the sale, was established in connection with the Halifax Deferred Payment. At December 31, 1994, the reserve was $240,000 reflecting a reduction of $110,000 since June 30, 1993. Other costs of the transaction amounted to $450,000. As a result of this transaction, the Company realized a pretax profit of approximately $1,700,000 which is included in the Income from Disposition of Discontinued Operations.

    As a result of the decision to discontinue the operations of the Product Engineering Division, the Company recorded a charge of $250,000 principally for severance costs. This charge has been recorded as Income from Disposition of Discontinued Operations. In addition, in 1993, (i) the Company took a charge of $107,000 for all penalty fees incurred under its Mellon Bank loan agreement,
(ii) a charge for the relocation of equipment, which had been taken in the year ended December 31, 1992, was reversed to the extent of $68,000, (iii) a reserve of $100,000 established in connection with the sale of the Company's Japanese subsidiary was deemed to be no longer required and (iv) the Company renegotiated the lease on its West Long Branch facility, as a result of which, the reserve established for excess space in December 1991 was deemed to exceed the amount required by $296,000 and was therefore reversed by such amount.

    See Note 4 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K for additional information regarding discontinued operations.

    Continuing Operations. In 1993, sales from continuing operations increased
    ---------------------
$3,776,000 or 17%. Of this increase $1,151,000 or 30% was due to the Milo Acquisition (hereinafter defined) in May 1992. The revenue generated by the Milo Acquisition contributed to the operating results of EAI for the full fiscal year 1993.

    Gross profit and margins of $1,680,000 representing 6.5% as a percentage of revenue, for fiscal year 1993 declined from $2,863,000, representing 12.9% as a percentage of revenue in 1992. Contributing to the decline for the year from prior periods was continued pricing aggressiveness which resulted in higher volume but lower margins. In addition, competitive price pressure and manufacturing inefficiencies caused by increased lead times for surface-mount components and the transfer of certain major projects from New Jersey to Arizona also put downward pressure on margins.

    Selling, general and administrative expenses increased $1,177,000 or 20% to $7,000,000 in 1993 compared with $5,823,000 in 1992. The increase in selling, general and administrative expenses was proportionate to the increase in sales and, as a result, represented 26.9% and 26.2% of revenue in 1993 and 1992, respectively. The Milo Acquisition contributed approximately $390,000 to the increase. Furthermore, corporate administrative expenses were higher due to legal and consulting fees, and penalty fees incurred in connection with noncompliance with, and restructuring of the Mellon Credit Facility prior to its retirement upon execution of the

Congress Financial Loan Agreement. (See "EAI's Liquidity and Capital Resources:
1993" below.) Interest costs were $203,000 higher in 1993 than in 1992.

    The net loss for 1993 increased $799,000 compared with 1992. The loss from continuing operations (as described in Note 4 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K) was $4,664,000 compared with $3,189,000 in 1992, resulting primarily from continued delays in the timing and receipt of orders from customers.

    During 1993, the Company renegotiated the lease (the "Lease") on its West Long Branch, New Jersey facility. As a result of the 1993 negotiation, the reserve established for excess space in December 1991 was determined to exceed the amount required and was reversed to the extent of $519,000. The space occupied by the Company was reduced by 88,000 square feet or approximately 52% and the term of the Lease was extended from March 1999 to March 2006. The Company currently occupies 81,000 square feet. The Company issued a warrant to its landlord to purchase 130,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrant is exercisable from August 4, 1995 through August 4, 1998. In return the Company received abatements totaling approximately $2.7 million. Due to the trend toward miniaturization in the electronics industry and changes in products that it produces for its customers, as well as the sale and discontinuance of operations, the Company requires less space than it did in prior years. The Company has reduced expenses on heat, light and power due to the reduction in space occupied and has realized savings of approximately $200,000 on an annual basis. In February 1994, the Lease was further amended; the Company received a rent abatement of approximately $114,000 over the period February 1994 through March 1995. In consideration for the amendments, the Company issued 100,000 shares of the Company's common stock to its landlord. See "Properties" at Item 2, Part I of this Form 10-K and Note 2 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.

    On May 29, 1992, the Company acquired certain assets of Milo Technologies, Inc. ("MTI") and all of the outstanding stock of Milotec, a contract electronic manufacturer with facilities in the state of Arizona and in Nogales, Sonora, Mexico (the "Milo Acquisition"). The Company paid $900,000, consisting of $300,000 cash, $100,000 of the Company's common stock and $500,000 in promissory notes, of which $100,000 principal amount was payable in either cash or the common stock of the Company at the Company's option. The acquisition was accounted for by the purchase method. The operating results of the Milo Acquisition are included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. The excess of the purchase price over the estimated fair value of the assets acquired of $480,000 was recorded as goodwill to be amortized on a straight-line basis over 40 years.

Tanon Acquisition
- -----------------

    On January 4, 1995, the Company acquired Tanon, a privately-owned contract electronic manufacturing firm, which provides services to original equipment manufacturers. The Company intends to report the transaction as a purchase for accounting purposes and, accordingly, the results of operations of Tanon will be included in the consolidated financial statementsof the Company in 1995. Tanon's manufacturing services consist primarily of theassembly of printed circuit boards, the manufacturing and assembly of integrated electro-mechanical systems and related engineering support.

           Tanon's Results of Operations: 1994 Compared to 1993. Tanon's sales
           ----------------------------------------------------
of $50,735,000 in 1994 increased 29% from sales of $39,451,000 in 1993. The increase in Tanon's revenue results primarily from turnkey assembly services in which the Company procures some or all of the assembly components. Such projects typically generate greater revenue and gross profit due to the cost of materials related to these projects. The net loss of $155,000 in 1994 reflects primarily the lower profit margin on revenues related to the materials management portion of its turnkey assembly services.

           The sales increase in 1994 reflected increased demand for Tanon's turnkey and consigned contract electronic manufacturing and electro-mechanical assembly services. During 1994, Tanon's gross profit declined to $3,251,000, or 6.4% of revenue, from $3,584,000 or 9.1% of revenue, in 1993, primarily due to competitive pressure on profit margins relating to the materials portion of its business. Management continually evaluates the margin on the material and labor portion of its service revenues and is taking necessary action in an attempt to improve the efficiency and cost of its materials management.

           The Company's sales, general and administrative expenses increased moderately to $2,768,000 in 1994 from $2,653,000 in 1993. However, as a percentage of sales, selling, general and administrative expenses declined to 5.4% in 1994 from 6.7% in 1993 resulting primarily from a reduction in the administrative and executive staff of Tanon and increased sales. Tanon continues to focus on control of non-manufacturing expense in response to the lower than expected gross profit on turnkey contract electronic manufacturing services.

           Tanon's interest expense increased to $638,000 in 1994 from $408,000 in 1993 reflecting the increase in short-term interest rates throughout 1994 and the increased balance of the Tanon's credit facility to support the greater sales volume in 1994.

           Tanon had total assets of $17,892,000 and total liabilities of $14,604,000 at December 31, 1994, as compared with total assets of $14,131,000 and total liabilities of $12,633,000 at December 31, 1993.

           Tanon's Results of Operations: 1993 Compared to 1992. Sales increased
           ----------------------------------------------------
to $39,451,000 in 1993 from $21,772,000 in 1992, primarily reflecting the increased demand for Tanon's electro-mechanical assembly, turnkey and consigned contract manufacturing services. During 1993, operating and administrative facilities were consolidated and expanded in Fremont, California and experienced executive officers were recruited in order to manage the increasing contract service demands placed upon Tanon. The net loss of $222,000 in 1993 reflects non-recurring expenses resulting from a facilities consolidation; had this expense not been recorded, operating income would have been $931,000, representing 2.4% of revenue, compared to $562,000, or 2.6% of revenue in 1992.

           Sales of $39,451,000 in 1993 reflected substantial growth in surface-mount assembly services, which revenue increased 94.4% to $34,800,000 in 1993 from $17,900,000 in 1992; electro-mechanical assembly revenue increased 21.1% to $4,600,000 in 1993 from $3,800,000 in 1992. As a result of the lower margin on materials sales and the increased fixed expense associated with expanded manufacturing facilities, the Company's gross margin declined to 9.1% in 1993 from 10.7% in 1992.

           Tanon's selling, general and administrative expenses increased primarily as a result of recruiting experienced executives in the marketing, finance, materials and manufacturing-quality disciplines, together with the increase in facilities-related expense for expanded administrative operations. Administrative expenses declined to 6.7% of revenue in 1993 from 8.1% of revenue in 1992, reflecting the Company's focus to attain competitive expense levels as revenues continue to grow.

           In August 1993, Tanon consolidated its production and administrative operations into one facility with 105,000 available square feet in Fremont, California. Prior to that time, Tanon had operated 3 buildings with 71,000 available square feet in Milpitas, California. As a result of the consolidation, Tanon recorded a non-recurring provision for moving expenses, retirement of unamortized leasehold improvements and remaining lease payments for the vacated facilities.

BarOn Acquisition
- -----------------

           On January 16, 1995, the Company acquired a 25.01% equity interest in BarOn and a right to acquire an additional 8.33% equity interest in BarOn, a privately-owned Israeli corporation based in Haifa, Israel. BarOn is engaged in the research and development of a computer input device that can directly digitize handwriting in a variety of languages, from any surface. The Company intends to account for this transaction as a purchase of a minority interest using the equity method of accounting. Accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn will be included in the consolidated results of the Company in 1995.

    BarOn is a development stage company which was formed in July 1992 and has experienced losses of $978,000 and $310,000 for 1994 and 1993, respectively. BarOn had total assets of $425,000, total liabilities of $334,000, and net equity of $91,000 at December 31, 1994. BarOn has had no sales since its formation.

    As a result of the acquisition of a 25.01% equity interest in BarOn, the Company and BarOn entered into a Manufacturing and Consulting Agreement, dated January 16, 1995, pursuant to which the Company was granted a right of first refusal to enter into manufacturing contracts with BarOn for the manufacture of BarOn's products. The Company agreed to provide manufacturing consulting services to BarOn when BarOn's products are manufactured by an independent third party.

EAI's Liquidity and Capital Resources: 1994
- -------------------------------------------

    Net cash used by operations of $4,342,000 in 1994 increased by $2,558,000 over cash used in operations in 1993 resulting primarily from the net loss and increases in accounts receivable and inventories. Liquidity, as measured by cash and cash equivalents, increased to $6,157,000 at December 31, 1994 from $64,000 at December 31, 1993. Liquidity, as measured by working capital, increased to $4,366,000 at December 31, 1994 from a deficit of ($1,259,000) at December 31, 1993. The improvement in liquidity results primarily from the Company's capital raising efforts throughout 1994. The Company's ability to generate internal cash flow is derived primarily from the sale of the material and labor elements of its contract electronic manufacturing services. During 1994, the revenue from such services increased 17.3% to $30,539,000. Accounts receivable increased $2,226,000 or 61.9% as compared to 1993, while inventory increased $1,395,000 or 45.2% as compared to 1993. Such increases in accounts receivable and inventory were primarily due to the increase in sales orders placed during the fourth quarter of 1994. The majority of the increase in accounts receivable in 1994 relates to one of the Company's major customers, which is a marginally profitable enterprise and which is in process of introducing new products to its market. The Company evaluates this receivable balance continually and maintains constant dialogue with management of the customer. To date, the receivable balance has been paid in accordance with terms established with the customer. Management of the Company constantly evaluates inventory levels on hand with respect to orders placed by customers and, if necessary, inventory amounts which may become excess could be reduced by the sale or return of inventories to suppliers, usage of inventories on alternative customers' assemblies or the cancellation of purchase commitments with or without the payment of cancellation penalties.

    In January and February 1994, in order to conserve cash and reduce expenses, the Company imposed a 20% decrease in pay on substantially all employees, arranged for additional concessions from its West Long Branch landlord, deferred certain debts and lease payments and arranged to raise capital as described below.

    Cash flows from financing and investment activities during 1994 amounted to $13,192,000, resulting primarily from the issuance of the February Units in the February Private Placement and the issuance of the June Units and exercise of related Class C Warrants issued in the June Private Placement, net of reductions in outstanding debt. The proceeds from these activities were used to acquire Tanon and to purchase a 25.01% equity interest in BarOn, and to maintain cash balances for working capital. The Company disbursed approximately $3,400,000 in connection with the acquisition of Tanon which was consummated on January 4, 1995 (of which $1,400,000 was disbursed subsequent to year-end), and disbursed approximately $4,700,000 in connection with the acquisition of a 25.01% equity interest in BarOn which was consummated on January 16, 1995 (of which $4,200,000 was disbursed subsequent to year-end).

    The loan agreement between the Company and its lender, Congress Financial Corporation ("Congress") contains certain working capital and tangible net worth covenants. At December 31, 1994, the Company exceeded the working capital covenant by $9,090,000 and exceeded the tangible net worth covenant by $7,744,000. As of December 31, 1994, the principal amount outstanding under the Revolving Loan was $5,219,000, and the outstanding balance of the Term Loan was $945,000, with additional borrowing availability of $268,000 under the Congress Loan Agreement. See "EAI's Liquidity and Capital Resources: 1993."

    On August 4, 1994, the Company sold the assets of its discontinued Product Engineering Division to a company organized by certain of its former employees. The Company is a party to a contract with a Japanese company that may require future performance. While the sale required an assignment and assumption of such contract, the Company will be required to perform such contract following the sale if additional orders are placed by the Japanese company and the purchaser of the Product Engineering Division assets is unable to perform under such contract. The Company's discontinuance and sale of the Product Engineering Division, however, renders it more difficult for the Company to perform such contract in such event. Due to the lack of any sales of the product covered by the Japanese contract, management believes that it has little or no exposure under such contract and such contract should not have a material adverse impact on the Company's earnings or liquidity.

    On August 11, 1994 the Company was informed by Halifax (the purchaser of the Company's Field Service Division) that it is entitled to a set-off of certain claims in the aggregate amount of approximately $230,000 and of its intention to withhold the $200,000 installment of the Halifax Deferred Payment due to the Company on August 31, 1994 as a result of such claims. The Company has denied liability for such claims. At the date hereof, Halifax has deposited $200,000 in escrow related to the payment due August 31, 1994 and approximately $6,000 of the payment due on February 28, 1995, as required by its agreement with the Company and both parties have entered into settlement discussions. The balance of $194,000 of the payment due on February 28, 1995 was paid on schedule.

    At March 31, 1995, the Company had accounts payable of approximately $4,530,000 of which approximately $489,000 had been outstanding for over 90 days. This compares with $4,711,000 of accounts payable at December 31, 1994, of which $426,000 had been outstanding for over 90 days. At December 31, 1993, the Company had accounts payable of $3,674,000 of which $929,000 had been outstanding for over 90 days.

    Backlog at December 31, 1994 was $19,240,000, a decrease of $213,000 or 1% from the balance of $19,453,000 at December 31, 1993. The backlog at both of these dates did not include any orders from Data Switch Corporation or Whistler Corporation, which were lost as customers in 1993. The Company does not believe that the loss of either of them had a material adverse effect on the Company in 1994 and, although it is not possible to predict with certainty the effect of losing the two customers indicated above, does not believe their loss will have a material adverse effect on the Company in 1995 in view of its receipt of larger orders from existing customers and orders received from new customers in 1994, and the prospects for receiving orders from existing and new customers.

    In the first quarter of 1995, the Company made commitments for the purchase of manufacturing equipment of approximately $2,000,000 for the West Long Branch manufacturing facility and approximately $3,000,000 for the Fremont, California manufacturing facility; neither the Company, nor Tanon prior to its acquisition by the Company, made material additions to their capital equipment during 1994. The Company intends to finance the capital equipment with financing arranged through existing relationships with equipment lease financers, however, the Company has not entered into any agreements or commitments for such equipment lease financing.

    As reflected in the accompanying financial statements, the Company has incurred significant losses and had negative cash flows from operations in each of the last three years. As discussed above, in contemplation of the Tanon acquisition in January 1995, the Company had undertaken to restructure its operations to reduce operating costs and improve operating results, which restructuring is expected to be completed by the second quarter of 1995. However, the continued operating losses experienced by the Company through December 31, 1994 give rise to the need for additional working capital in the near term to support the Company's existing operations and to support future growth. As a result of the negative operating cash flow, the recurring operating losses experienced by the Company in recent years, and the consummation of the Tanon and BarOn acquisitions in January 1995, the Company estimated that it would require between $2 million and $3 million of additional equity or debt financing to meet its obligations through December 31, 1995. Such capital requirement does not include EAI's commitment to use its best efforts to make an investment in Tanon of up to $5,000,000 as contemplated by the Tanon Acquisition Agreement, nor EAI's option to invest $2,000,000 in cash in BarOn to acquire an additional 8.33% equity interest in BarOn (which would give EAI an aggregate 33-1/3% equity interest in BarOn) as contemplated by the Investment Agreement with BarOn. In the first quarter of 1995, the Company initiated several actions to raise capital, including a private placement of equity securities, and had also retained an investment bank to assist in its efforts to raise additional capital.
                                       20

In addition, the Company is seeking additional debt financing through existing relationships with commercial lenders. By April 14, 1995, the Company had raised net proceeds of approximately $3,000,000 through the sale of 525,000 shares of its common stock at $5.85 per share in an offering exempt from the registration provisions under the Securities Act of 1993, as amended. The number of shares issued in this sale may increase without additional proceeds to the Company in the event that 80% of the average market price of the Company's common stock for the five day period ending forty days after the date of closing is less than $5.85 per share. The Company intends to use the net proceeds from this offering for working capital and to satisfy the final $1,000,000 obligation for the purchase of a 25.01% equity interest in BarOn, which is due on May 16, 1995. Although the Company's projections indicate that operating losses and negative cash flows from operations will continue during 1995, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business during the next year.

    The Company's business plan includes making certain additional investments with respect to the Tanon and BarOn as a result of the acquisitions made in January, 1995, which may require, among other things, additional cash resources in excess of those presently available. The Class A and Class B warrants issued in the February Private Placement, if exercised, could provide the Company with additional capital of approximately $4,400,000, however, no assurance can be given that any such warrants will be exercised. In addition, the Company is presently in negotiations with its existing lenders to increase the amount available under its revolving credit facilities and has engaged an investment banking firm to assist in raising additional capital. There can be no assurance that such additional borrowings or financing will be available.

    Reference is made to "Legal Proceedings" at Item 3, Part I of this Form 10-K for information concerning certain pending claims which could have an adverse impact on the Company's income and cash flow. Reference is also made to Note 14 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K for information concerning services provided by contract electronic manufacturing to certain customers which are development stage or marginally profitable enterprises or have highly leveraged capital structures.

    Inflation has not had any significant impact on the Company's business to date.

    Although the Company does not believe its business is affected by seasonal factors, the Company's sales and net income may vary from quarter to quarter, depending primarily upon the timing of manufacturing orders and related shipments to customers. The operating results for any particular quarter may not be indicative of results for any future quarter.

    Tanon Acquisition. On January 4, 1995, the Company acquired by merger Tanon
    -----------------
pursuant to the Tanon Acquisition Agreement. At closing, the Company issued 1,538,462 shares of its common stock with an appraised value of $13,077,000 in exchange for all the outstanding common stock of Tanon. In addition, as further contemplated by the Tanon Acquisition Agreement (a) the Company invested $2,000,000 in Tanon (which included the cancellation of Tanon's obligation to repay the Tanon Loan), and (b) the Company has agreed to use its best efforts to invest in, (or, at the Company's option, loan to) Tanon (in form and on terms acceptable to the Company and its lenders) up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan. In connection with the merger, Mr. Spalliero entered into an Employment Agreement with Tanon and received a cash bonus of $300,000 at closing, and will be eligible to earn a cash bonus of up to $750,000, payable to the extent earned, in equal installments, during 1996, 1997 and 1998. Also, the Company loaned Mr. Spalliero, the Chief Operating Officer of Tanon, $1,000,000 for a 30-month term with interest fixed at the applicable Federal rate and accruing and due together with principal at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. In addition, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000 which had been personally guaranteed by Mr. Spalliero.

    Tanon has a revolving line of credit with a commercial bank in the amount of $5,500,000 which is secured by accounts receivable and inventory. The line of credit bears interest at the bank's prime rate plus 1.75%. The terms of the credit agreement provide for covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. The covenants, together with Tanon's compliance therewith, at December 31, 1994 were: achieving tangible net worth of greater than $1,268,000 which Tanon achieved with tangible net worth of $3,288,000; achieving working capital greater than a deficit of ($250,000), for which Tanon achieved $1,137,000 (excluding prepaid expenses); achieving a debt-to-equity ratio no greater than 12.5 to 1, for which Tanon achieved 4.4 to 1; and achieving profitability on a cumulative three-month basis, which Tanon achieved. At December 31, 1994, Tanon had no unused lines of credit.

    Tanon maintains a formal budgeting and forecasting model with a 12 month future range. Based upon Tanon's anticipated operating margins, inventory turns and backlog, each of which is based upon currently realized rates, management expects break-even operating cash flow over the next 12 months on a stand alone basis.

    BarOn Acquisition. On January 16, 1995, the Company acquired 25.01% of the
    -----------------
ordinary shares of BarOn for a consideration of cash and shares of common stock in the Company and a right to acquire an additional 8.33% of the ordinary shares of BarOn. The Company acquired 8.33% of the 25.01% equity interest in BarOn from certain shareholders of BarOn for $2,700,000 which was paid in cash at closing on January 16, 1995. The balance of 16.68% was acquired from BarOn in exchange for $3,000,000 in cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 payable as follows: (i) of such $3,000,000 cash payment, $2,000,000 was paid at closing on January 16, 1995 in the form of $1,500,000 in cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to the terms of the BarOn Loan, and (ii) the $1,000,000 balance due BarOn and the issuance and delivery of the 127,592 shares of common stock of the Company are due and payable to BarOn the four month anniversary of the closing on May 16, 1995. Pursuant to the terms of the Investment Agreement with BarOn, BarOn is obligated to issue to the Company ordinary shares to increase the Company's equity interest by 8.33%, which would give the Company an aggregate equity interest of up to 33 1/3% of the outstanding ordinary shares of BarOn, in the event that the Company elects to make certain subsequent investments. The subsequent investments, which aggregate $2,000,000 in cash and 255,183 shares of common stock of the Company with an estimated value of $2,000,000, are at the option of the Company, which is exercisable on the earlier of BarOn's reaching certain development milestones or September 30, 1995. For a more thorough discussion of these transactions see "Business - Subsequent Events" at Item 1, Part I of this Form 10-K.

EAI's Liquidity and Capital Resources: 1993
- -------------------------------------------

    Working capital decreased $4,212,000 during 1993. The current ratio decreased from 1.26 at the end of 1992 to .85 at the end of 1993. The change in working capital and the current ratio resulted primarily from operating losses.

    On June 30, 1993, the Company sold substantially all of the assets of its Field Service Division and discontinued the operations of its Product Engineering Division. The Company recorded a pretax profit of approximately $1,700,000 from the sale of its Field Service Division and recorded a charge of $250,000, attributable principally to severance costs, in connection with the discontinuation of Product Engineering Division operations. The Company's 1992 Financial Statements have been reclassified to reflect such operations as discontinued.

    On August 13, 1993, the Company entered into a loan agreement (the "Congress Loan Agreement") with Congress. The Congress Loan Agreement permits borrowings of up to $8,250,000 (which amount was reduced to $7,500,000 upon repayment of the Mezzanine Participation on August 12, 1994) comprised of a revolving loan (the "Revolving Loan"), a term loan (the "Term Loan") and letters of credit (collectively, the "Loans"). Borrowings under the Revolving Loan may not exceed a specified borrowing base (the "Borrowing Base"). In addition, Revolving Loan advances are limited to $8,250,000 less the amounts outstanding under the Term Loan and letters of credit. The Borrowing Base consists of the sum of (1) 80% of eligible accounts receivable, (2) 18% of certain raw material inventory, and (3) 50% of raw material inventory designated for a particular customer. Loans against inventory are limited to the lesser of (a) the percentages identified in the previous sentence, (b) $3,000,000, or (c) 50% of the outstanding loans against accounts receivable. All advances and eligibility criteria under the Congress Loan Agreement are discretionary. The Company used approximately $3,000,000 of proceeds from the new credit facility to retire its loan with Mellon Bank.

    The term of the Revolving Loan is three years, with one year renewals thereafter. The principal amount of the Term Loan was $1,290,000 to be repaid in monthly installments of approximately $21,500 over a term of five years. Both the Revolving Loan and Term Loan bear interest at 2 1/4% over the CoreStates Bank (an affiliate of Congress) prime rate. In addition, the Company must pay a fee equal to 1/2% of the unused portion of the Revolving Loan plus amounts borrowed under the letters of credit.

    The Loan Agreement includes two financial covenants. The Company must maintain a minimum tangible net worth of not less than negative $1,400,000 through and including September 30, 1994, negative $500,000 from October 1, 1994 through and including July 31, 1995 and positive $700,000 at all times on and after August

1, 1995 and it must maintain a minimum level of working capital at all times of not less than $750,000 excluding amounts due to Congress. At December 31, 1993, the Company exceeded the tangible net worth covenant by $154,000 and exceeded the working capital covenant by $1,087,000. The agreement further provides that the Company report certain information to Congress on a daily or other periodic basis.

    Under the terms of the Congress Loan Agreement, Mezzanine Financial Fund, L.P. ("Mezzanine") acquired a junior participation interest in the Loans in the principal sum of $750,000 ("Mezzanine Participation"). Mezzanine obtained an undivided interest in the collateral securing the Loans. In addition, the Company granted Mezzanine a first priority security interest in the proceeds of the Halifax Deferred Payment of $1,000,000. On August 12, 1994, the Company repaid the principal and accrued interest under the Mezzanine Participation. The principal amount of the Mezzanine Participation bore interest at the rate of 15% per annum. In addition, the Company was obligated to pay an annual fee to Mezzanine in an amount equal to 10% of the outstanding Mezzanine portion of the Loans, but not less than $75,000 per year, payable annually and upon the termination of the Loan Agreement, together with interest on the unpaid portion of the fee, at the rate of 10% per annum. At Mezzanine's election, the fee was payable to the extent of up to 150,000 shares of the Company's common stock issuable on the basis of the lesser of $1.00 per share or the average closing price of the Company's common stock for the 30 days prior to such election, with any remaining portion of such fees payable in cash at an amount equal to 150% of the balance. On July 18, 1994, Mezzanine elected to receive 75,000 shares of common stock of the Company in full payment of its fee. Consequently, the Company issued 75,000 shares of its common stock to Mezzanine on October 4, 1994.

    In addition, on August 13, 1993, proceeds from the Congress Loan Agreement were used to pay a $70,000 bonus due to Charles A. Milo under his 1992 Employment Agreement and to satisfy the balance of a note in the original principal amount of $100,000 given by the Company in connection with the purchase of MTI assets. The terms of a note in the initial principal amount of $400,000 given by the Company in connection with the acquisition (the "MTI Note") were amended to provide for 19 monthly installment payments of principal and interest in the approximate amount of $19,926 each commencing August 15, 1993 with a final payment of $16,800 in March 1995. MTI agreed to the suspension of such payments as of January 1994. At May 31, 1994, Mr. Milo, pursuant to certain agreements converted the principal amount of the MTI Note ($338,366 at that date) into February Units at $0.85 per unit.

    Backlog at the end of 1993 for continuing operations was $19,453,000, a decrease of $7,223,000 or 27% from the $26,676,000 reported at the end of 1992. During 1993, the Company lost two customers who did not have orders with the Company at December 31, 1993, and whose aggregate backlog amounted to approximately $6.6 million at December 31, 1992.

    In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the expected cost of these benefits must be charged to expense during the years that the employees render service. The Company adopted the new standard prospectively effective January 1, 1993. At January 1, 1993, based on the substantive postretirement benefit plan in effect at that date, the unfunded postretirement benefit obligation (transition obligation) was estimated to be $1,978,000. The Company elected to amortize this obligation over a 20-year period beginning in 1993.

    In order to contain the cost of providing postretirement benefits, on December 28, 1993, the Company notified retirees who worked through the date of their normal retirement that the supplemental health insurance coverage previously provided to employees over the age of 65 was terminated. The termination of these benefits significantly reduced future postretirement benefit costs and the transition obligation. The Company currently continues to provide life insurance coverage to retirees eligible for those benefits. Retirees that accepted an early retirement package, which included the Company's health care program, currently continue to receive health insurance and life insurance coverage. These benefits are subject to deductibles, copayment provisions and other limitations and the Company may amend or change the plan periodically. Based on the Company's current benefit policies on December 31, 1993, the Company reversed substantially all of the deferred transition obligation initially recorded on January 1, 1993. The remaining liability for expected postretirement benefits, included in accrued expenses, totaled $103,000 at December 31, 1993. This liability will be adjusted periodically as new claims experience becomes available. The total cost of postretirement benefits for covered individuals, including retirees over 65, charged to income was $30,000 in 1994, $276,000 in 1993, and $247,000 in 1992. The Company does not fund this plan. (See also Note 11 of the Notes to Consolidated Financial Statements at Item 8, Part II of this Form 10-K.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                               December 31, 1994

                                                                                                          Page Number


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................................................      26

FINANCIAL STATEMENTS:

    Consolidated Balance Sheet as of December 31, 1994 and 1993.........................................      27

    Consolidated Statement of Operations for the Three Years
    Ended December 31, 1994.............................................................................      28

    Consolidated Statement of Shareholders' Equity
    for the Three Years Ended December 31, 1994.........................................................      29

    Consolidated Statement of Cash Flows for the Three Years
    Ended December 31, 1994.............................................................................      30

    Notes to Consolidated Financial Statements..........................................................      31

SCHEDULE:

 II.   Valuation Account................................................................................      51




    Schedules other than that listed above are omitted as not being applicable or required, or the required information is included in the accompanying financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Electronic Associates, Inc.:

    We have audited the accompanying consolidated balance sheet of Electronic Associates, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Associates, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

    As discussed in Note 14, the Company is a party to certain environmental claims the ultimate resolution of which cannot be determined at this time. Accordingly, no provision has been made in the accompanying consolidated financial statements for any liability that may result from the resolution of these uncertainties.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       /s/ Arthur Andersen LLP
                                       ARTHUR ANDERSEN LLP


Roseland, New Jersey
April 14, 1995
                                       26

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1994 and 1993
                 (thousands of dollars, except per share data)


                                                                                  1994                  1993
                                                                                --------              --------
   ASSETS
Current Assets:
  Cash and cash equivalents                                                      $6,157                    $64
  Receivables, less allowance of $207 in 1994 and $277 in 1993
  for doubtful accounts (Note 1)                                                  5,958                  3,598
  Inventories (Note 1)                                                            4,178                  3,083
  Prepaid expenses and other assets (Note 4)                                        676                    610
                                                                               --------               --------
          TOTAL CURRENT ASSETS                                                   16,969                  7,355
                                                                               --------               --------

Equipment and leasehold improvements                                              7,472                  7,712
  Less accumulated depreciation (Note 1)                                         (4,753)                (4,109)
                                                                               ---------              ---------
                                                                                  2,719                  3,603
                                                                               --------               --------

Investment in affiliates (Note 4)                                                 2,745                      -

Intangible assets (Notes 3 and 4)                                                     -                    830
  Less accumulated amortization                                                       -                   (130)
                                                                                -------               ---------
                                                                                      -                    700
                                                                               ---------               --------

Other assets (Note 4)                                                               412                  1,104
                                                                                -------               --------
                                                                                $22,845                $12,762
                                                                               ========               ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term liabilities (Notes 3, 5 and 6)                   $ 5,933                $ 3,763
  Accounts payable                                                                4,711                  3,674
  Accrued expenses                                                                1,959                  1,177
                                                                               --------                -------
     TOTAL CURRENT LIABILITIES                                                   12,603                  8,614
                                                                               --------                -------

Long-Term Liabilities:
  Long-Term Debt (Notes 5 and 6)                                                    690                  1,820
  Accrued excess leased space costs, less current portion (Note 3)                1,858                  2,434
  Other long-term liabilities                                                       450                    440
                                                                               --------              ---------
     TOTAL LONG-TERM LIABILITIES                                                  2,998                  4,694
                                                                                -------               --------

     TOTAL LIABILITIES                                                           15,601                 13,308
                                                                                -------               --------

Commitments and Contingencies (Notes 4 and 14)                                        -                      -

Shareholders' Equity (Deficit) (Notes 1, 2, 4, 7, 10, and 13) Preferred stock, no par value; authorized 25,000,000 shares;
  none issued                                                                         -                      -

  Common stock, no par value; authorized 25,000,000 shares; issued 8,326,056 shares in 1994 and 2,877,640 shares in
     1993.                                                                       20,117                  2,878
  Additional paid-in capital                                                          -                  4,661
  Accumulated deficit since January 1, 1986                                     (12,398)                (7,614)
                                                                               ---------              ---------
                                                                                  7,719                    (75)
  Less common stock in treasury, at cost: 218,476 shares in
     1994 and 216,476 in 1993                                                      (475)                  (471)
                                                                                --------             ----------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                         7,244                   (546)
                                                                               --------              ----------
                                                                                $22,845                $12,762
                                                                               ========              =========

        The accompanying notes are an integral part of these consolidate financial statements.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Three Years Ended December 31, 1994
                    (thousands of dollars, except per share
                                     data)


                                                                   1994                      1993                     1992
                                                                   ----                      ----                     ----
                                                                                                                    (Note 4)

Sales (Notes 1 & 4)                                                  $30,539                  $26,024                   $22,248
                                                            -------------------       ------------------        ----------------

Cost of sales                                                         27,759                   24,344                    19,385
Selling, general and administrative expenses                           4,591                    7,000                     5,823
Nonrecurring (income)/expense items (Note 3)                           2,400                     (454)                      285
                                                            -------------------       ------------------        ----------------
                                                                      34,750                   30,890                    25,493
                                                            -------------------       ------------------        ----------------
Loss from operations                                                  (4,211)                  (4,866)                  (3,245)

Other (income) expense:
  Interest income                                                        (89)                       -                         -
  Interest expense                                                       662                      482                       279
                                                            -------------------       ------------------        ----------------
Loss from continuing operations before benefit for
  taxes                                                               (4,784)                  (5,348)                  (3,524)
Income tax benefit (Note 9)                                                -                     (684)                    (335)
                                                            -------------------       ------------------        ----------------
Loss from continuing operations                                       (4,784)                  (4,664)                  (3,189)

Discontinued Operations (Note 4)
Income from discontinued operations net of
  applicable taxes of $176 in 1993 and $335 in 1992                        -                      341                       651
Income from disposition of discontinued
  operations net of $508 of applicable taxes                               -                      986                         -
                                                            -------------------       ------------------        ----------------
Net loss                                                             ($4,784)                 ($3,337)                 ($2,538)
                                                            ===================       ==================        ================

Income (Loss) per common share:
  Loss from continuing operations                                     ($0.95)                  ($1.76)                  ($1.22)
  Income from discontinued operations                                      -                    $0.50                     $0.25
                                                            -------------------       ------------------        ----------------

Loss per common share                                                 ($0.95)                  ($1.26)                  ($0.97)
                                                            ===================       ==================        ================
Average common shares outstanding                                  5,052,480                2,646,575                 2,621,032
                                                            ===================       ==================        ================



       The accompanying notes are an integral part of these consolidated financial statements.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Three Years Ended December 31, 1994
                    (thousands of dollars, except per share
                                     data)

                                                                                                                       Accumulated
                                                                                                                         Deficit
                                                                         Additional                                       Since
                                                                          Paid-In                                       January 1,
                                                 Common Stock             Capital              Treasury Stock              1986
                                         ----------------------------                  ------------------------------
                                             Shares        Amount                          Shares         Amount
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1991                    2,862,640       $2,863          $4,612       (275,100)         $(599)         $(1,739)
Net loss                                                                                                                     (2,538)
Issuance of Common Stock                                                          47         58,624            128
Tax benefit -- AMT adjustment                                                      2
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                    2,862,640        2,863           4,661       (216,476)          (471)          (4,277)
Net loss                                                                                                                     (3,337)
Issuance of Common Stock                         15,000           15
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                    2,877,640        2,878           4,661       (216,476)          (471)          (7,614)
Net loss                                                                                                                     (4,784)
Private Placements of common
stock (Notes 2 and 7)                         4,798,884       11,676
Debt Conversion (Notes 2 and 7)                 398,042          338
Exercise of common stock options
(Note 7)                                         67,490          143
Other issuances of common stock
(Notes 3 and 5)                                 184,000          421
Purchase of treasury stock                                                                   (2,000)            (4)
Elimination of $1.00 par value                                 4,661          (4,661)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                    8,326,056      $20,117          $    -       (218,476)         $(475)        $(12,398)
====================================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Three Years Ended December 31,
                     1994 (thousands of dollars, except per
                                  share data)


                                                                          1994                     1993                 1992
                                                                          ----                     ----                 ----
                                                                                                                      (Note 4)


Cash Flows from Operating Activities:
  Net Loss                                                           ($4,784)                 ($3,337)                ($2,538)
      Adjustments to reconcile net loss to net cash
        used by continuing operations:
      Income from discontinued operations                                  -                   (1,327)                   (651)
      Provisions (credit) for Restructuring (Note 3)                   2,400                      (68)                    285
      Depreciation and amortization                                      900                      822                     744
      Provision for losses on accounts receivable                        134                       90                    (14)
      Cash provided (used) by changes in:
        Receivables                                                   (2,494)                     867                    (519)
        Inventories                                                   (1,395)                   1,718                    (724)
        Accounts payable and accrued expenses                            775                   (1,871)                  2,187
        Accrued excess leased space costs                               (573)                    (856)                   (406)
        Other operating items -- net                                     335                     (889)                      84
                                                                     -------                   ------                 -------
Net cash used by continuing operations                                (4,702)                  (4,851)                 (1,552)
Net cash provided (used) by discontinued operations                      360                    3,067                    (602)
                                                                     -------                  -------                 --------
Net cash used by operations                                           (4,342)                  (1,784)                 (2,154)
                                                                     --------                 --------                --------

Cash Flows from Investing Activities:
      Capital (expenditures) sales - net                                (212)                       1                  (2,512)
      Investment in affiliates                                        (2,745)                       -                       -
      Proceeds from sale of discontinued operations                      200                    2,400                       -
      Acquisition at cost, net of cash acquired                            -                        -                  (1,031)
                                                                     --------                 -------                 --------
Net cash provided/(used) by investing activities                      (2,757)                   2,401                  (3,543)
                                                                     --------                 -------                 --------

Cash flows from Financing Activities:
      Net proceeds from private placements                            11,676
      Net borrowings (repayments) under line of credit                 2,381                   (1,087)                  5,072
      Issuance (repayments) of debt in connection with
      acquisition                                                          -                     (164)                    500
      Payment of U.S. Government obligation                                -                        -                    (191)
      Principal (repayments) borrowings of long-term
      debt                                                            (1,008)                   1,695                       -
      Proceeds from the exercise of stock options or
      rights                                                             143                        -                      75
      Issuance of common stock in connection with
      acquisition                                                          -                        -                     100
      Net repayments of short-term debt                                    -                   (1,488)                   (110)
      Other                                                                -                        9                     (39)
                                                                   ---------                  --------               ---------
Net cash provided (used) by financing activities                      13,192                   (1,035)                  5,407
                                                                   ---------                 ---------               --------

Net Increase (Decrease) in Cash and Cash Equivalents                   6,093                     (418)                   (290)
Cash and Cash Equivalents at Beginning of Period                          64                      482                     772
                                                                    --------                 --------                --------
Cash and Cash Equivalents at End of Period                             6,157                       64                     482
                                                                    ========                 ========                ========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                      $    662                 $    544                $    226
                                                                    ========                 ========                ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Electronic Associates, Inc. and subsidiaries ("EAI" or the "Company") has been engaged solely in the business of providing contract electronic manufacturing services to customers ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. The Company, therefore, provides services to act in part, or in whole, as the manufacturing function of its customers. In January 1995, the Company acquired a contract electronic manufacturer in Fremont, California, and a 25.01% interest in a privately-held Israeli corporation, engaged in the research and development of an input device for computers. (See Note 4)

Basis of Consolidation
- ----------------------

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.


Statement of Cash Flows
- -----------------------

               For purposes of reporting cash flows, cash and cash equivalents include cash on hand and highly liquid marketable securities with original maturities of three months or less. Non-cash investing and financing activities during 1994 consisted of debt conversion into common stock ($338,000 - see Note
4), common stock issued for rent abatement ($306,000 - see Note 3), common stock issued for loan fees ($75,000 - see Note 5), and common stock issued for director compensation of $40,000.

Quasi-Reorganization and Par Value Elimination
- ----------------------------------------------

               As of the close of business December 31, 1985, the Company effected a quasi-reorganization whereby assets were restated to their estimated current values, income postponed to future periods was reflected in shareholders' equity and the accumulated deficit was transferred to additional paid-in capital. Accumulated deficit reflects the Company's cumulative earnings or losses since the quasi-reorganization. In May 1994, the shareholders of the Company approved a proposal which eliminated the reference to the $1.00 per share par value of the Company's common stock. Consequently, all amounts formerly classified as additional paid-in capital are now classified as common stock.

Revenue Recognition
- -------------------

               The Company records sales as goods are shipped.

Inventories
- -----------

               Inventories are stated at the lower of cost (which includes material, labor and overhead) or market (net realizable value). Costs of such inventories are determined using average actual costs.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

      Inventories at December 31 consisted of:

                                                                            1994      1993
                                                                          ------     -----
                                                                       (thousands of dollars)

                     Raw Materials                                        $3,352     $2,079
                     Work-in-Process                                         826      1,004
                                                                          ------     ------

                                Total                                     $4,178     $3,083
                                                                          ======     ======

Equipment and Leasehold Improvements
- ------------------------------------

               Equipment and leasehold improvements are stated at cost.

               Depreciation and amortization are computed over the estimated useful lives of the assets or term of the lease using the straight-line method.

               When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred.

Research and Development
- ------------------------

               Research and development costs, which are charged to income as incurred, amounted to $54,000 in 1993 and $967,000 in 1992. No research and development costs were incurred in 1994. Of the amounts spent in 1993 and 1992, approximately $41,000, and $933,000 were reimbursed by a customer and were incurred in connection with operations discontinued by the Company in 1993. (See
Note 4)

Reclassifications
- -----------------

               Certain reclassifications were made to the 1993 presentation to conform to the 1994 presentation.

2.             OPERATIONS AND LIQUIDITY

               In January and February 1994, in order to conserve cash, the Company imposed a 20% decrease in pay on substantially all employees, arranged for additional concessions from its West Long Branch landlord (Note 6), deferred certain debts and lease payments and arranged for the capital infusions mentioned below.

               On February 4, 1994, the Company announced that it had closed a sale of 1,200,000 units of securities (the "February Units") to a limited number of investors in a private placement (the "February Private Placement"). This private placement resulted in gross proceeds to the Company of $1,020,000 or $0.85 per unit. Net proceeds to the Company totaled approximately $957,000.

               Each unit sold in the February Private Placement consists of one share of EAI Common Stock, one Class A Warrant entitling the holder to purchase one share of EAI common stock at $1.00 per share and one Class B Warrant entitling the holder to purchase one share of EAI common stock at $1.75 per share.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


               The Class A and Class B Warrants each have a term of four years. The Class A Warrants may expire earlier as to 82% of the shares covered thereby if the Company satisfies certain financial performance objectives. Purchasers of the February Units have been granted certain demand and piggyback rights to have the shares purchased and shares issuable upon exercise of the warrants registered under the Securities Act of 1933.

               In connection with the February Private Placement, Milo Technologies, Inc. (MTI) (a company controlled by the former EAI President and CEO), agreed that upon written notice by the holders of not less than 300,000 units issued in the February Private Placement, the Company's indebtedness, incurred in connection with the acquisition of Milo Technologies, Inc. (See Note
4), in the outstanding amount of approximately $338,000 including accrued interest, would be automatically converted into February Units on the basis of $0.85 per Unit. On May 17, 1994 such notice was received and the Milo debt was converted into 398,042 February Units at $0.85 per unit.

               On May 31, 1994, the Company commenced a second private placement (the "June Private Placement") of 2,500,000 units (the June Units) at a purchase price of $2.75 per unit. Each June unit consisted of one share of common stock and one Class C Warrant to purchase one share of common stock for $4.60 per share until June 30, 1998. In August 1994, the Company completed the June Private Placement in which the Company issued all 2,500,000 units for net proceeds of approximately $5,900,000, after related fees, broker commissions, and other offering expenses of approximately $975,000. In connection with the June Private Placement, 250,000 unit warrants were issued to the placement agent (which assigned such unit warrants to certain of its employees) to purchase units which are exercisable at a price of $3.025 per unit, each unit consisting of one share of EAI common stock and a Class C Warrant to purchase one share of EAI common stock at a price of $4.60 per share. As required by the rules of the New York Stock Exchange, the proposed issuance of the shares pursuant to this June Private Placement was approved by the Shareholders of the Company at a Special Meeting of Shareholders held on June 28, 1994. The final closing for the June Private Placement took place on August 17, 1994.

               On September 17, 1994, the Company called the Class C Warrants for redemption. The redemption and/or exercise of Class C Warrants was completed on December 23, 1994. Upon completion, 1,482,744 shares were issued in exchange for net proceeds of approximately $6,600,000 after related redemption and other offering expenses of approximately $229,000, of which approximately $4,800,000 of net proceeds was received through December 31, 1994, representing 1,098,883 shares. The 1,017,256 remaining Class C Warrants that were not exercised were redeemed at $0.05 per share, for a total of $51,000 in redemption fees.

               On April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $3,000,000 in an offering exempt from the registration provisions under the Securities Act of 1993, as amended. The number of shares issued in this sale may increase without additional proceeds to the Company in the event that 80% of the average market price of the Company's common stock for the five-day period ending forty days after the date of closing is less than $5.85 per share.

              As reflected in the accompanying financial statements, the Company has incurred significant losses and had negative cash flows from operations in each of the last three years. As discussed in Note 3, the Company is implementing measures to reduce costs, including the closing or sale of its Southwest operations in Tucson and Mexico, consolidation of its corporate administrative functions with those of its newly acquired subsidiary, Tanon Manufacturing Inc., and reduction of certain other administrative expenses.
The Company was successful in raising approximately $11,800,000 of capital during 1994 and approximately $5,500,000 since the beginning of 1995 through private placements and the exercise of warrants and options. Although the Company's projections indicate that operating losses and negative cash flows from operations will continue during 1995, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business during the next year.

             The Company's business plan includes making certain additional investments with respect to Tanon and BarOn as a result of the acquisitions made in January, 1995 (see Note 4), which may require, among other things, additional cash resources in excess of those presently available. The Class A and Class B warrants issued in the February Private Placement, if exercised, could provide the Company with additional capital of approximately $4,400,000, however, no assurance can be given that any such warrants will be exercised. In addition, the Company is presently in negotiations with its existing lenders to increase the amount available under its revolving credit facilities and has engaged an investment banking firm to assist in raising additional capital. There can be no assurance that such additional borrowings or financing will be available.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

3.             NONRECURRING ITEMS

Nonrecurring items consists of the following:

                                                                                 Charge (Credit)
                                                                  1994              1993                   1992
                                                                  ----              ----                   ----
                                                                             (thousands of dollars)
(a) & (b)  Provision (Credit) for Restructuring                   $2,400             $   (68)              $ 285
(c)        Charge for excess Leased Space Costs                        -                (519)                  -
(d)        Executive Severance and Recruitment                         -                 133                   -
           Expenses                                              -------             -------               -----

                              Total                               $2,400             $  (454)              $ 285
                                                                  ======             =======               =====




- ----------------------

(a)            In December 1994, in contemplation of the acquisition of Tanon
               Manufacturing, Inc., the Company committed to a plan to close or sell its Southwest operations in Tucson, Arizona and Nogales, Mexico. The Company also decided to substantially consolidate its corporate administrative functions, currently being conducted in West Long Branch, NJ, into Fremont, California. In connection with these decisions, the Company recorded a $2,400,000 restructuring charge. This amount includes $618,000 related to unamortized goodwill and other intangibles which were acquired in connection with the 1992 acquisition of the Southwest operations, $395,000 representing the present value of lease commitments in Tucson, Arizona, $279,000 representing the book value and disposal cost of abandoned equipment, $300,000 for inventory which is not utilizable due to severed customer contracts, $303,000 of contractual termination benefits for West
               Long Branch and Southwest employees, $285,000 of executive separation costs, $145,000 to be paid to a third party to assume certain lease obligations of Milotec for the Nogales facility and other closing costs with respect to the sale of Milotec and its operations in Nogales, Sonora, Mexico and $75,000 of other costs.

(b) The Company charged operating results $285,000 in December 1992 for estimated restructuring costs primarily related to its contract manufacturing business. The charge included provisions of $100,000 for costs associated with the relocation of machinery and equipment from the Company's West Long Branch facility to its Tucson, Arizona, facility and $185,000 to record severance pay obligations for affected employees. During 1993, the Company managed to limit the costs of the move to Tucson to only $32,000 and reversed $68,000 of the reserve established.

(c) During December 1991, the Company recorded a one-time pretax charge of $4.6 million against 1991 operating results to cover the costs of excess leased space. The charge reflected the net present value of payments required to be made by the Company during the remainder of the lease (prior to amendments to the lease described below) for its West Long Branch facility, reduced by estimated sublease rental income and was applicable to space which the Company determined unlikely to be beneficially employed during the period. The Company currently uses approximately 81,000 square feet of the 169,000 square feet originally available under the lease, which expires in 2006. On
               September 17, 1993, the Company reached an agreement with the landlord of its West Long Branch, New Jersey facility, to amend its lease agreement which was further amended on February 2, 1994.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

               Under the terms of these amendments, EAI surrendered approximately 52% of the space then occupied at that location and agreed to issue 100,000 shares of common stock and warrants to purchase 130,000 shares of common stock of EAI at a price of $1.50 per share to the landlord. The 100,000 shares due to the landlord were issued in 1994 and the $306,000 value of such shares originally accrued has been reflected in common stock in the accompanying consolidated balance sheet. In consideration for this, the landlord granted rent abatements from 1993 to 1999 aggregating approximately $2.8 million. In addition the term of the lease was extended to March 2006. The Company reevaluated the excess leased space reserve originally established based on the surrendered space, the estimated value of the common shares and warrants, the rent abatements received and expected savings for heat, light and power due to the smaller area to be occupied. As a result, the remaining reserve established for excess space in December 1991 was determined to exceed the amount required and was reduced by $519,000 in 1993.

(d)            See Note 12 for discussion of Executive Severance.


4.             ACQUISITIONS AND DISPOSITIONS

Tanon Acquisition
- -----------------

               On August 24, 1994, the Company signed a letter of intent relating to a business combination with Tanon Manufacturing, Inc. (Tanon) of Fremont, California. Tanon was a privately-held company which provides electronic manufacturing services to original equipment manufacturers. Tanon's manufacturing services include printed circuit board assemblies, integrated systems manufacturing and engineering support. Under the letter of intent, the Company was obligated to loan $2,000,000 to Tanon prior to December 31, 1994. Pursuant to the letter of intent, on September 8, 1994, the Company entered into a Business Loan Agreement with Tanon, pursuant to which the Company loaned Tanon the principal sum of $1,000,000 ("Tanon Loan"). On December 30, 1994 in contemplation of the Tanon acquisition, the Company purchased 265,957 shares of common stock of Tanon (representing a 13.6% equity interest) for $2,000,000 comprised of conversion of the Tanon Loan to equity and $1,000,000 cash. Other costs and expenses incurred in connection with the acquisition of the stock amounted to approximately $202,000.

               On January 4, 1995, pursuant to an Agreement and Plan of Reorganization dated December 12, 1994 (the "Tanon Acquisition Agreement"), the Company acquired Tanon. The Company intends to reflect the transaction as a purchase for accounting purposes and, accordingly, the results of operations of Tanon will be included in the consolidated financial statements of the Company in 1995. Tanon was merged into a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of common stock of the Company with an appraised value of $13,077,000 for the remaining outstanding shares of common stock of Tanon. In addition, the Company granted to certain optionholders of Tanon in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of the Company's common stock at a weighted average exercise price of $1.05 per share with an appraised value of $1,383,000. As further contemplated by the Tanon Acquisition Agreement (a) the Company invested $2,000,000, mentioned above, in Tanon and (b) the Company has agreed to use its best efforts to loan to, or invest in, Tanon up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan. In connection with the merger, the Company loaned Mr. Spalliero, the Chief Operating Officer of Tanon, $1,000,000 for a 30-month term with interest fixed at the applicable Federal rate and accruing and due together with principal at the end of the 30-month term. Such loan is non-recourse and is

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement.

               In addition, upon closing, Mr. Spalliero and certain other executives of Tanon received certain compensation, incentives and benefits. Specifically, the Company granted to Mr. Spalliero at closing, incentive and non-incentive stock options to acquire an aggregate of 350,000 shares of common stock of the Company at an exercise price equal to fair market value with respect to 305,000 shares and 110% of fair market value with respect to 45,000 shares, which options will vest proportionately over three years. Mr. Spalliero also received a cash bonus of $300,000 at closing and will be eligible to earn a cash bonus of up to $750,000, such bonus to be paid (to the extent earned, based upon Tanon meeting certain goals) in equal installments during 1996, 1997 and 1998.

               Also, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000, which had been personally guaranteed by Mr. Spalliero.

BarOn Acquisition
- ------------------

               On October 20, 1994, the Company signed a letter of intent to acquire a one-third interest in BarOn Technologies, Ltd. ("BarOn"). BarOn is a privately-held Israeli corporation based in Haifa, Israel, engaged in the research and development of input devices for computers that can directly digitize handwriting in a variety of languages, from any surface.

               On January 16, 1995 (the "Closing Date"), the Company acquired
(i) 25.01% of the ordinary shares of BarOn for consideration with an estimated value of $6,700,000 comprised of a $4,000,000 capital contribution to BarOn ($1,500,000 cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to a previous business loan arrangement between the Company and BarOn at closing, and $1,000,000 cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 to be delivered four months from closing), and $2,700,000 paid to various shareholders of BarOn and (ii) an option to acquire an additional 8.33% of the ordinary shares of BarOn for $2,000,000 in cash and 255,183 shares of common stock of the Company with an estimated value of $2,000,000. The option is exercisable on the earlier of BarOn's reaching certain development milestones or September 30, 1995. In addition, the Company has certain rights of first refusal to purchase additional equity in BarOn, but not to exceed 49% of BarOn's issued and outstanding ordinary stock. The Company intends to account for this transaction as a purchase of a minority interest using the equity method of accounting, accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn will be included in the consolidated results of the Company in 1995.

               The excess of the purchase price over the estimated fair value of the net assets acquired in the Tanon acquisition in the amount of $10,597,000 will be amortized on a straight-line basis over 20 years. The excess of the purchase price over the estimated fair value of EAI's 25.01% equity interest in the net assets of BarOn in the amount of $6,012,000 has been determined to be in process research and development with no alternative future use and, accordingly, will be charged to expense in the first quarter of fiscal 1995. This charge has not been reflected in the unaudited pro forma summary detailed below. Other acquired intangibles will be amortized over their estimated economic lives. The $2,400,000 restructuring charge discussed in Note 3 is also excluded from the pro forma results. The purchase price allocation for both acquisitions is based on preliminary estimates of the fair value of net assets acquired and is subject to adjustment as additional information becomes available during fiscal 1995. The pro forma loss per common share for 1994 reflects the issuance of 1,239,130 shares of common stock of the Company to finance the BarOn Acquisition as if such shares had been issued on January 1, 1994.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

These shares are based on a portion of the Class C Warrants exercised in December, 1994 at $4.60 per warrant (Note 2) to arrive at proceeds of $5,700,000 necessary to finance the BarOn Acquisition.

               The following unaudited pro forma summary presents the consolidated results of operations as if the Tanon and BarOn acquisitions occurred on January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.


                                         1994
                                         ----
                       (thousands of dollars, except per share data)

                   Sales                            $81,274
                   Net Loss                          (6,017)
                   Loss Per Common Share               (.76)


Milo Technologies Acquisition
- -----------------------------

               On May 29, 1992, the Company completed the acquisition of a contract manufacturing business with facilities in Tucson, Arizona and Nogales, Sonora, Mexico. The Company acquired certain assets of Milo Technologies, Inc. and all of the outstanding stock of Milotec S.A. De C.V. for a total consideration of $900,000. The acquisition was accounted for by the purchase method. In connection with the restructuring discussed in Note 3, the Company expects to sell its interest in Milotec S.A. De C.V. and is planning to shut down the plant in Tucson, Arizona. The estimated loss on this sale and shut-down is included in the restructuring charge. (See Note 3)


Disposition of Field Service and Product Engineering
- ----------------------------------------------------

               On June 30, 1993, the Company sold its Field Service Division and discontinued the operations of its Product Engineering Division. Accordingly, the 1992 financial statements have been reclassified to reflect these operations as discontinued. These decisions were based upon several factors, most prevalent of which was the desire to focus the Company's resources upon the contract manufacturing business.

               The Buyer of the Field Service Division purchased all of the inventory and fixed assets and assumed certain liabilities of the Division. The net book value of the assets sold was approximately $1,700,000. In consideration for the sale of these assets the Company received approximately $4,200,000 consisting of $2,400,000 cash at closing, $800,000 of liabilities assumed by the Buyer and a deferred payment not to exceed $1,000,000. A reserve of $350,000, to reflect the present value of the expected cash flows and contingencies related to the sale, was established in connection with the deferred payment. Other costs of the transaction amounted to approximately $450,000. As a result of this transaction, the Company realized a pretax profit of approximately $1,700,000 which is included in income from disposition of discontinued operations in the accompanying consolidated statement of operations. The accounts receivable of this Division which amounted to approximately $2,500,000 have substantially been collected.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

               On August 11, 1994, the Company was informed by Halifax Corporation (the purchaser of the Company's Field Service Division) that it is entitled to a set-off of certain claims in the aggregate amount of approximately $230,000 and of its intention to withhold the $200,000 payment due to the Company on August 31, 1994 as a result of such claims. The Company, has denied liability for such claims. At the date hereof, Halifax has deposited $206,000 in escrow related to the payment due August 31, 1994 and a portion of the payment due March 31, 1995 as required by its agreement with the Company and Halifax and the Company have entered into settlement discussions. Management of the Company believes that the net receivable from Halifax, included in the accompanying consolidated balance sheet, is realizable.

               As a result of the decision to discontinue the operations of the Product Engineering Division, the Company recorded a charge of approximately $250,000, principally for severance costs which is included in the income from disposition of discontinued operations for 1993.

5.             NOTES PAYABLE AND LINE OF CREDIT


               Notes payable at December 31 consists of the following:

                                                                           1994           1993
                                                                           ----           ----
                                                                          (thousands of dollars)

           Milo Note                                                       $  -           $  336
           Congress Financial Corporation revolving loan facility           5,219          2,838
           Congress Financial Corporation term loan                           945          1,203
           Loan from Mezzanine Financial Fund                                 -              750
                                                                           ------          -----
                                                                            6,164          5,127
           Current Portion                                                  5,474          3,307
                                                                           ------         ------
           Long-term Debt                                                  $  690         $1,820
                                                                           ======         ======


Milo Note
- ---------

           This note, issued in connection with the Acquisition of Milo Technologies in 1992, was converted into common stock and warrants in May 1994. (See Note 2).


Congress Financial Revolving and Term Loan Facility
- ---------------------------------------------------

           On August 13, 1993, the Company closed a credit facility (the "Loan Agreement") with Congress Financial Corporation ("Congress Financial"), an affiliate of CoreStates Financial Corporation. The facility permits borrowings of up to $7,500,000 comprised of a revolving loan (the "Revolving Loan"), a term loan (the "Term Loan") and letters of credit (collectively, the "Loans"). Borrowings under the Revolving Loan may not exceed a specified borrowing base (the "Borrowing Base"). In addition, revolving loan advances are limited to $7,500,000 less the amounts outstanding under the Term Loan and letters of credit. The Borrowing Base consists of the sum of 1) 80% of eligible accounts receivable, 2) 18% of certain raw material inventory, and 3) 50% of raw material inventory designated for a particular customer. Loans against inventory are limited to the lesser of (a) the percentages identified in the previous sentence
(b) $3,000,000 or (c) 50% of the outstanding loans against accounts receivable. All advances and eligibility criteria under the Loans are discretionary.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


           The term of the Revolving Loan is three years, with one year renewals thereafter. The principal amount of the Term Loan was $1,290,000 to be repaid in monthly installments over a term of five years. Both the Revolving Loan and Term Loan bear interest at 2-1/4% over the CoreStates Bank prime rate. In addition, the Company must pay a fee equal to 1/2% of the unused portion of the Revolving Loan plus amounts borrowed under the letter of credit facility.

           The Loan Agreement includes two financial covenants. The Company must maintain a minimum tangible net worth of not less than negative $500,000 from October 1, 1994 through and including July 31, 1995 and positive $700,000 at all times on and after August 1, 1995 and it must maintain a minimum level of working capital (as defined) at all times of not less than $750,000 excluding amounts due to Congress Financial. The agreement further provides that the Company report certain information to Congress on a daily or other periodic basis.

           The Loan Agreement also provides for letters of credit or similar financial accommodations to be issued on behalf of the Company in an amount up to $1,000,000. Letters of credit advances reduce the amount which may be borrowed under the Revolving Loan and are subject to the Borrowing Base limits.

           Substantially all of the assets of the Company and the stock of Milotec S.A. De C.V., are pledged as collateral to secure the credit facility. In addition, Milotec has guaranteed the Company's obligations under the Loan Agreement.

Mezzanine Financial Fund
- ------------------------

           In August 1994, the Company paid off the remaining balance of the Mezzanine Financial Fund Loan with proceeds from the June Private Placement (See
Note 2). Fees of $75,000 due to Mezzanine were satisfied by the issuance of 75,000 shares of the Company's common stock at Mezzanine's election.


6.         LEASES

Operating Leases
- ----------------

           The Company leases its West Long Branch facility under a lease which expires in 2006. The monthly rent thereon, as of April 1, 1995 is approximately $110,000, monthly abatements will be approximately $47,000, yielding a net monthly rent of $63,000, plus the payment of taxes, repairs, maintenance replacements and utilities. The lease agreement provides for increases in rental payments on each April 1, through the year 1999 based upon the increase in the Consumer Price Index with a minimum and maximum range of 3% to 6-1/2%. Thereafter, the rent will be adjusted based on market rates for similar facilities. During 1993 and 1994 the Company negotiated amendments to the lease which provide for $2.8 million of rent abatements over 5.5 years. See Note 3 for details of Amendments to Lease Agreement.

           In addition, the Company currently leases its manufacturing facility in Tucson, Arizona from Mr. Milo who was President and Chief Executive Officer of the Company. The current monthly rent is $15,235.

           The Company also entered into a lease for various manufacturing equipment during 1994. The lease term is for 5 years and provides an option to purchase the equipment for its fair value.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


           The majority of the other lease commitments have been made under standard office leases which have initial terms ranging from two to five years.

           The aggregate minimum lease commitments under all noncancelable leases for continuing operations as of December 31, 1994, amounted to $3,941,000; $1,044,000 in 1995; $969,000 in 1996; $851,000 in 1997; $829,000 in
1998 and $248,000 in 1999. Rent expense amounted to $1,395,000 in 1994;
$1,761,000 in 1993; and $1,565,000 in 1992. A portion of the lease commitments relating to the West Long Branch and Tucson facilities have been accrued as described in Note 3.


7.         STOCK OPTIONS AND WARRANTS

1972 Employee Stock Option Plan
- -------------------------------

           As of December 31, 1994, 1,422,728 shares of common stock were reserved for issuance to employees under the Company's 1972 Employee Stock Option Plan (1972 Employee Plan). Incentive stock options are granted to substantially all employees at either the fair market value on the date of grant or 85% of the fair market value of EAI common stock at the date of grant and usually become exercisable over a four-year period commencing one year after being granted. The Board of Directors may grant non-qualified options at its discretion for less than fair market value. The Board of Directors may at its discretion determine the option vesting period.

1991 Directors Plan
- -------------------

        A Stock Option Plan for Non-Employee Directors (Directors Plan) was approved by the Company's shareholders in 1991. This plan has been terminated by the Board of Directors and replaced by the 1994 Stock Option Plan for Non-Employee Directors, but outstanding options under the 1991 Plan may still be exercised.

1994 Stock Option Plan for Non-Employee Directors
- -------------------------------------------------

         In March 1994, the EAI Board adopted and in May 1994 the shareholders approved the Company's 1994 Stock Option Plan for Non-Employee Directors ("The Directors Plan"). In 1994, options to purchase 260,000 shares were granted at the fair market value of EAI stock. The Plan was approved based upon a variety of factors including the reduction in amount and subsequent suspension of payment of fees payable to non-employee directors of the Company, the significant commitment of time required from members of the Board to address the issues arising out of the financial difficulties experienced by the Company in recent periods and the importance to the Company and its shareholders of attracting and retaining the services of experienced and knowledgeable independent directors.

         The aggregate number of shares of common stock reserved for issuance under the 1994 Stock Option Plan is 400,000 shares. Under the terms of the plan, each person who is an Eligible Director on March 10, 1994, (the "Effective Date") and each person who becomes an Eligible Director thereafter will be granted an option to purchase 50,000 shares of Common Stock. An additional option to purchase 10,000 shares of common stock will be granted to the individual serving as the Chairman of the Board on the Effective Date and to each person who serves as the Chairman of the Board thereafter.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


1994 Incentive Plan
- -------------------

         On May 17, 1994, the Board of Directors adopted the Company's Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by the shareholders of the Company at the Special Meeting of Shareholders held on June 28, 1994. The EAI Board of Directors believes that the Equity Incentive Plan will provide a method whereby certain directors, officers, employees and consultants can share in the long-term growth of the Company. On May 17, 1994, options to purchase 1.8 million shares were granted to five non-employee directors, each with exercise prices equal to the fair market value of the Company's common stock. In order to encourage participants to contribute to such growth, the Board has included a provision in each option issued under the Equity Incentive Plan which provides that such option may not be exercised until the expiration date of such option unless the average of the high and low trading prices of the Company's common stock equals or exceeds $6.00 per share for 10 consecutive trading days following the effective date of the Plan. In September, 1994 this milestone was achieved when the stock price traded above $6.00 for more than 10 days.


Wall Street Group Options
- -------------------------

         On June 28, 1994, the Board of Directors granted the Wall Street Group an option to purchase 100,000 shares of the Company's common stock which vest ratably over 1 year at a price of $4.56 in consideration of services to be provided to the Company. Such options were granted at fair value. The estimated fair value of these options is being charged to expense over the vesting period.

Waterton Group, LLC Options
- ---------------------------

          On October 20, 1994, the Board of Directors granted to the Waterton Group, LLC options to acquire 200,000 shares of the Company's common stock, exercisable 50% on the first anniversary of the date of grant and 50% on the second anniversary at an exercise price of $7.70, which is equal to 110% of the closing price of the Company's common stock on the date of grant. The Board also granted additional options which will be issued on October 20, 1995 to acquire 200,000 shares of the Company's common stock, exercisable 50% on the first anniversary and 50% on the second anniversary of the October 20, 1995 issue date, at an exercise price equal to 110% of the closing price of the Company's common stock on October 20, 1995.

          Such options were granted in consideration for services to be provided to the Company. The Company will charge to expense the estimated fair value of these options over the related vesting periods.

Class A and Class B Warrants
- ----------------------------

          In connection with the February Private Placement and the Milo Note Conversion, there are 1,598,042 Class A Warrants and 1,598,042 Class B Warrants outstanding as of December 31, 1994. Each class A Warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share and each Class B Warrant entitles the holder to purchase one share of the Company's common stock at $1.75 per share. At December 31, 1994, the Company had reserved 3,196,084 Common Shares for the Class A and Class B Warrants.

Irwin L. Gross Warrants
- -----------------------

         The Company entered into an agreement with Irwin L. Gross in March 1994 pursuant to which Mr. Gross will provide consulting services and financial advice, for a term of five years ending March 1999. In consideration for such services Mr. Gross received a warrant to purchase 262,000 shares of the Company's common stock exercisable 50% on the first anniversary and 50% on the second anniversary of the grant at a price of $2.77 per share until March 21, 1999. The closing price of the Company's common stock on the date of grant was $3.25, as reported on the NYSE. The estimated fair value of the warrants is being charged to expense over the vesting period.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Neidiger/Tucker/Bruner, Inc. Unit Warrants
- ------------------------------------------

         In connection with services rendered to the Company for the June Private Placement, the Company granted Unit Warrants to the investment banking firm of Neidiger/Tucker/Bruner, Inc. (NTB Warrants). The NTB Warrants entitle the holders to purchase 250,000 units at $3.03 per unit. Each unit consists of one share of common stock and a Class C Warrant. On July 10, 1999, 62,650 Unit Warrants will expire and on August 16, 1999, 187,350 Unit Warrants will expire (see above). At December 31, 1994, the Company had reserved 500,000 shares of the common stock for this purpose.


Other Warrants
- --------------

         At December 31, 1994, the Company had certain other warrants outstanding for issuance of shares of common stock under certain circumstances. All such warrants were issued in prior years and are included in the summary of outstanding warrants below.

         In March, 1995 an officer of the Company was granted options to acquire 400,000 shares of Common Stock of the Company at the fair value of the Company's Common Stock at the date of grant exercisable over a period of five years. These options are not reflected in the summary below.

         A summary of activity in the various stock option plans discussed above and a summary of warrants outstanding at December 31, 1994 follow:

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


                                                                  Stock Option Plans
                                                                  ------------------

                                           Option Price                                                 Available
1972 Employee's Stock Option Plan           Per Share         Outstanding        Exercisable            For Grant
- ---------------------------------          -----------        -----------        -----------            ---------

December 31, 1991, Balance                 $1.88-5.69            242,800             115,300              260,418
Options Granted                                  3.25            126,800                   -             (126,800)
Became Exercisable                                  -                  -             101,875                    -
Options Exercised                           2.25-3.06            (25,000)            (25,000)                   -
Options Cancelled                           2.25-4.50           (125,700)           (125,700)             125,700
                                            ---------           ---------           ---------             -------

December 31, 1992, Balance                  1.88-5.69            218,900              66,475              259,318
Options Granted                             1.13-1.69            152,000                   -             (152,000)
Options Returned                            2.25-5.69           (179,300)           (179,300)             179,300
Became Exercisable                                  -                  -             128,950                    -
                                          -----------        -----------           ---------           -----------

December 31, 1993, Balance                  1.13-3.56            191,600              16,125              286,618
Options Granted                             2.00-6.28            921,601                   -             (921,601)
Options Authorized                                  -                  -                   -            1,000,000
Became Exercisable                                  -                  -             453,519                    -
Options Exercised                           1.13-3.56            (55,490)            (55,490)                   -
Options Returned                            1.13-6.28            (70,875)            (70,875)              70,875
                                          -----------          ----------          ----------            --------

December 31, 1994, Balance                 $1.13-6.28            986,836             343,279              435,892
                                           ==========          =========           =========            =========

1991 Directors Plan
December 31, 1994, Balance                 $1.50-3.12              6,000               3,000                    -
                                           ==========         ==========           =========           ==========

1994 Stock Option Plan For                 $3.25-4.37            260,000                   -              140,000
                                           ==========          =========          ==========            =========
   Non-Employee Directors

1994 Incentive Plan                       $      4.44          1,800,000           1,800,000            1,200,000
- -------------------                       ===========          =========           =========            =========

Wall Street Group Options                $       4.56            100,000                   -                    -
- -------------------------                ============          =========          ==========            =========

Waterton Group LLC Options               $       7.70            200,000                   -                    -
- --------------------------               ============          =========          ==========            =========

Total all Plans                            $1.13-7.70          3,352,836           2,146,279            1,775,892
                                         ============          =========           =========            =========


                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                              Warrants Outstanding
                              --------------------


                                                                     Exercise Price
                                                                      Per Warrant      Outstanding
                                                                     ------------      -----------

Warrants
- --------

Class A Warrants                                                      $    1.00         1,598,042
Class B Warrants                                                           1.75         1,598,042
Gross Warrants                                                             2.77           262,000
Neidiger/Tucker/Bruner, Inc. Unit Warrants                                 3.03           250,000
Neidiger/Tucker/Bruner, Inc. Class C Warrants                              4.60           250,000
Public Utility Warrants                                                    6.00           300,000
185 Monmouth Parkway                                                       1.50           130,000
Norcross Warrants                                                          1.00            50,000
                                                                     -----------        ---------

Total Warrants outstanding                                           $1.00-6.00         4,438,084
                                                                     ===========       ==========


                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


8.       SAVINGS PLAN

         The Company has a 401(k) Savings Plan whereby eligible employees may voluntarily contribute up to 8% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Employee contributions are matched 50% by the Company up to a maximum of 4% of employee compensation. The Company can also make an additional contribution which is at the discretion of the Board of Directors and was 1% of employee compensation for 1992. No additional contributions were made in 1994 or 1993. Company contributions amounted to $48,000 in 1994; $100,000 in 1993; $291,000 in 1992. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts.

9.       INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes", which the Company adopted on January 1, 1993. The adoption of the new standard did not have any impact on the Company's financial statements.

         As of December 31, 1994, the Company had a net operating loss carryforward for tax purposes of approximately $23.4 million ($7.3 million expiring in 1999, $2 million expiring in 2002, $3.1 million expiring in 2007, $6.2 million expiring in 2008 and $4.8 million expiring in 2009) that may be applied to reduce future taxable income. A limitation on the ability to utilize a portion of the Company's net operating loss carryforwards may result if future stock ownership changes exceed certain thresholds as defined in Section 382 of the Internal Revenue Code of 1986. In addition, the Company has investment tax credit and research activity credit carryforwards as of December 31, 1994 of approximately $240,000 and $849,000, respectively. As a result of the quasi-reorganization, the benefits of these carryforwards, as well as the net benefit of book-tax basis differences, existing at January 1, 1986, are credited to additional paid-in capital when they reduce taxable income, rather than being reflected in the statement of operations.

         Because of the uncertainties related to the future realization of the deferred tax asset of $9.1 and $7.4 million at December 31, 1994 and 1993, respectively, the Company has established a valuation allowance of $9.1 and $7.4 million at December 31, 1994 and 1993, respectively.

         There was no U.S. Federal income tax benefit for 1994, 1993 or 1992 since these benefits were fully used in 1991.

10.      LOSS PER COMMON SHARE

         Losses per common share were computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options and warrants have not been included in per share computations, because their impact would have been antidilutive in each year. The weighted average number of shares used in the computation of earnings (loss) per share was 5,052,480 in 1994, 2,646,575 in 1993, and 2,621,032 in 1992.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

11.      POSTRETIREMENT BENEFITS

         In December 1990, the Financial Accounting Standards Board issued SFAS No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires that the expected cost of these benefits be charged to expense during the years that the employees render service. The Company adopted the new standard prospectively effective January 1, 1993. At January 1, 1993, based on the substantive postretirement benefit plan in effect at that date, the unfunded postretirement benefit obligation (transition obligation) was estimated to be $1,978,000. The Company elected to amortize this obligation over a 20-year period beginning in 1993.

         In order to contain the cost of providing postretirement benefits, on December 28, 1993, the Company notified retirees who worked through the date of their normal retirement that the supplemental health insurance coverage previously provided to employees over the age of 65 was terminated. The termination of these benefits significantly reduced future postretirement benefit costs and the transition obligation. The Company currently continues to provide life insurance coverage to retirees eligible for those benefits. Retirees that accepted an early retirement package, which included the Company's health care program, currently continue to receive health insurance and life insurance coverage. These benefits are subject to deductibles, copayment provisions and other limitations and the Company may amend or change the plan periodically. Based on the Company's current benefit policies on December 31, 1993, the Company reversed substantially all of the deferred transition obligation initially recorded on January 1, 1993. The remaining liability for expected postretirement benefits, included in accrued expenses, totaled $72,000 and $103,000 at December 31, 1994 and 1993, respectively. This liability will be adjusted periodically as new claims experience becomes available. The total cost of postretirement benefits for covered individuals, including retirees over 65, charged to income was $30,000 in 1994, $276,000 in 1993, and $247,000 in 1992.
There were no postretirement benefit costs in 1994. The Company does not fund this plan.

12.      EXECUTIVE SERVICES AND SEVERANCE AGREEMENTS

         On February 2, 1995, pursuant to negotiations which had been commenced in November, 1994, Charles A. Milo submitted his formal resignation as President, Chief Executive Officer and Director. At that time, the Company executed an agreement with Mr. Milo which specifies among other things, the forgiveness of the $160,000 note due the Company; payment of a $50,000 bonus, continuation of salary and benefits to March 31, 1995; and payment of $10,000 fee for services to be rendered in connection with the closure of the Company's Mexican facility. The charges are reflected in the restructuring charge disclosed in Note 3.

         On November 15, 1993, Richard G. Rogers submitted his resignation as President, Chief Executive Officer and Director. At that time the Company entered into an Executive Services Agreement with Mr. Rogers which terminated pursuant to its terms in March 1994 upon Mr. Rogers' reemployment with another entity. Under the agreement, as amended, Mr. Rogers received 15,000 shares of common stock upon the cancellation of previously granted stock options, the assignment of a term life insurance policy and an aggregate amount of $94,615, which has been paid.

         Officers of the Company have agreements that provide for payments of salary and continuance of certain employee benefits in the event that there is a change in control of the Company and the occurrence

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

of certain other conditions as defined therein. As of December 31, 1994, the amount for which the Company would be obligated under such agreements was approximately $160,000.

13.      PREFERRED STOCK PURCHASE RIGHTS

         Pursuant to a Shareholder Rights Plan, there is one preferred stock purchase right outstanding for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth share of a new series of participating preferred stock at an exercise price of $11, subject to adjustment. The rights may only be exercised commencing ten days after a public announcement that a party acquired or obtained the right to acquire 15% or more of the Company's common stock (except in a transaction directly with the Company which the Board of Directors determines is in the best interests of the shareholders) or ten days after commencement of a tender or exchange offer the consummation of which would result in ownership by a party of 15% or more of the Company's common stock. The rights, which do not have voting rights, expire in 1998 and may be redeemed by the Company at a price of $0.01 per right at any time prior to their expiration or the acquisition of 15% of the Company's common stock. In the event that a party acquires 15% or more of the Company's common stock, in a transaction not approved by the Board of Directors, each other holder of a right shall have the right to receive that number of shares of common (or, in certain circumstances, common stock equivalents) of the Company, which would have a value of twice the exercise price of the right, and in addition, the Board of Directors, at its option, may exchange each right (other than rights held by the acquiring party) for one share of common stock (or common stock equivalents). In the event that the Company is acquired in a merger or other business combination transaction after the rights become exercisable, each holder of a right shall have the right to purchase, at the exercise price, that number of shares of common stock of the acquiring company which would have a value of twice the exercise price of the right. The Plan will not become effective if 80% or more of the Company's stock is acquired in an all cash tender offer meeting certain conditions.


14.      CONTINGENCIES

         The Company has been notified by the United States Environmental Protection Agency (EPA) that EPA considers the Company to be one of the parties potentially responsible for costs incurred to date by the EPA in taking corrective action, for future cleanup costs, and for other possible damages in connection with a superfund site in New Jersey. As of March 1992, EPA claimed to have incurred costs of $17.8 million and estimates that the costs of the remaining remedial work will be in the range of $70-$100 million. Information in EPA's files suggests that EPA is likely to assert that one shipment of waste, allegedly generated by EAI and presumed to constitute less than one-quarter of 1% of the total liquid waste allegedly released at the site, was delivered to the site in 1973. The Company has notified its comprehensive general liability insurers of EPA's potential claim. Because of the long period of time between the alleged delivery of waste and the notification of claim, coverage may be the responsibility of more than one insurer. One insurer, which covered occurrences during five of the fifteen years, has responded and reserved rights. This insurer has not denied coverage, but has sought to limit its responsibility to a one-third share which it claims corresponds to its share of the fifteen-year time period during which the alleged release took place. This insurer has continued to pay one-third of the Company's defense costs, and although the Company believes that it is entitled to coverage, it remains to be determined on what basis this insurer will contribute to any settlement or judgment. The insurer for the remaining years has denied coverage on grounds which the

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Company believes are without merit under New Jersey law and it now appears very unlikely that such insurer will meet its obligations without litigation. Nonetheless, EAI has asked for reconsideration of its position and is awaiting a response.

         In October 1992, an action was instituted in the Superior Court of New Jersey, Monmouth County, against EAI, certain other defendants and each of their respective insurance carriers by Lemco Associates, L.P., a limited partnership (Lemco). Lemco's claim involves real property in North Long Branch, New Jersey that was once owned and used for manufacturing purposes by EAI and others. The property is now owned by Lemco. In its complaint, Lemco alleges that (i) the property is contaminated with hazardous substances and groundwater contamination exists; (ii) the contamination is the result of the activities undertaken at the site by the defendants, including EAI; and (iii) the property requires extensive remedial work to clean up the contaminants in the soil and to protect against the potential threat of migration of contaminants to neighboring properties. The complaint states that in connection with a proposed sale of the property by Lemco, the New Jersey Department of Environmental Protection and Energy (the
DEPE) required Lemco to perform or agree to perform certain activities at the site which included site characterization, remediation of all contamination and removal of underground storage tanks. Lemco further asserts that the DEPE has mandated that before Lemco can transfer title to the property, a cleanup must be performed in order to restore the site to an environmentally sound condition. Lemco also alleges that it has incurred, and continues to incur, substantial costs and expenses in characterizing and remediating the environmental contamination allegedly created by the defendants. Lemco's claims include, among others, (i) common law causes of action involving ultrahazardous activity and abnormally dangerous activity, (ii) failure to comply with certain environmental statutes, including the New Jersey Environmental Cleanup Responsibility Act, the New Jersey Underground Storage of Hazardous Substance Act and the New Jersey Spill Compensation and Control Act, (iii) failure to disclose the contamination and presence of certain underground storage tanks, (iv) failure to properly comply with underground storage tank regulations, and (v) breach of an implied covenant of good faith and fair dealing. In its complaint, Lemco seeks compensatory, consequential and incidental damages in unspecified amounts as well as declaratory relief stating that defendants are liable for all future damages resulting from the alleged contamination and compelling the defendants to indemnify Lemco for all damages sustained by Lemco. In addition, Lemco seeks, among other things, indemnification from any and all claims and suits brought against Lemco by any governmental entity or private party for costs of cleanup or damages resulting therefrom. In December of 1992, EAI filed an answer to the complaint denying the allegations made by Lemco and asserting numerous defenses to such allegations. In addition, EAI made cross-claims for contribution and indemnification against all co-defendants to the extent of any liability that EAI may suffer as a result of this matter and a counterclaim against Lemco which identifies Lemco as a party responsible for the alleged contamination and seeks contribution and indemnification from Lemco for any damages that may be incurred by EAI. In January of 1993, EAI filed a third party complaint against certain named and other unidentified entities, primarily former tenants or operators at the site during EAI's ownership, seeking contribution and indemnification for any costs and damages that EAI may suffer as a result of Lemco's claims. Prior to the institution of the action by Lemco, EAI notified its insurance carriers of the potential claim related to this matter. At that time, the insurers declined to pay current defense costs and reserved their rights. One insurer has since agreed, subject to a reservation of rights, to pay its proportionate share; however, no agreement yet exists as to what constitutes its proportional share. The Company expects to continue to pursue its demand for coverage from the presently known insurers and will vigorously pursue its coverage. Discovery is ongoing in this litigation. By letter dated March 30, 1995, Lemco has provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

has expended approximately $424,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $4,900,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation. At this time, the Company and its environmental consultants have not evaluated the information recently received from Lemco nor has any independent analysis of the site been performed to determine the appropriateness of Lemco's claim and of the estimated cost of remediation. Investigation of this matter is ongoing; therefore, it is not possible to predict its outcome at this time. No reserve has been established in the accompanying financial statements for the cost of remediation, if any, which may be attributable to the Company.

         On April 5, 1994, Stephen Pudles, a former Director of Marketing and Sales of the Company, filed an action in Superior Court of New Jersey, Law Division, County of Ocean. The complaint states that (i) Mr. Pudles voluntarily resigned his position with the Company; (ii) subsequent to his resignation he agreed to continue to work for the Company for a specified period of time; and
(iii) an oral agreement was reached between Mr. Pudles and the former President of the Company providing for certain compensation to be paid by the Company to Mr. Pudles during such period. Mr. Pudles' complaint alleges that (1) the Company breached its oral agreement with Mr. Pudles by refusing to pay the agreed upon compensation to him; (2) the Company made negligent misrepresentations in inducing Mr. Pudles to enter into such oral contract; and
(3) that the Company defrauded Mr. Pudles. The suit requests compensatory damages and $1 million in punitive damages from the Company. On May 19, 1994, the Company filed an answer to the complaint denying the allegations and demanding a judgment dismissing the suit based upon several defenses, including estoppel, unclean hands, and the fact that the plaintiff sustained no damage. In as much as this matter is in its initial stages and discovery has not yet commenced, it is not possible to predict its outcome at this time.

         The Company's contract manufacturing business provides services to a variety of customers some of which are development stage or marginally profitable enterprises or which have a highly leveraged capital structure. In connection with providing its services the Company extends credit to customers, invests in inventories to supply product scheduled for delivery and enters into contractual commitments for the purchase of materials. The Company evaluates each customer's creditworthiness with regard to the amount of credit it is willing to extend and investment risk it is willing to assume. The Company may require collateral or conditional commitments from the customer such as standby letters of credit and financial guarantees in connection with assuming such credit or investment risk. The amount and nature of the collateral or commitments is based on management's evaluation of the customer's creditworthiness, together with competitive circumstances. To date the Company has had a favorable credit experience with the aforementioned types of customers.

         As of December 31, 1994 and 1993, the Company had the following amounts outstanding for accounts receivable, inventories and purchase commitments related to contracts with customers that are development stage or marginally profitable enterprises or whose capital structure was highly leveraged. If necessary, these amounts could be reduced through the sale or return of inventories to suppliers, alternative usage of inventories and cancellation of purchase commitments with or without the payment of cancellation penalties. One customer accounted for 95% of the total of such items at December 31, 1994, while one customer accounted for 100% at December 31, 1993.

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                                                         December 31,
                                                                         -----------
                                                         1994                                   1993
                                                         ----                                   ----
                                                                    (thousands of dollars)

Accounts Receivable                                     $2,290                                 $  687
Inventories                                                895                                    557
Purchase Commitment                                        855                                    278
                                                        ------                                 ------

Total                                                   $4,040                                 $1,522
                                                        ======                                 ======


                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

Sales to Major Customers
- ------------------------

                                                                    1994              1993              1992
                                                                    ----              ----              ----
                                                                             (thousands of dollars)

         Contract Manufacturing (three customers in
         1994, four customers in 1993 and three
         customers in 1992)                                       $20,928           $18,257           $13,372
                                                                  =======           =======           =======

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

15.      QUARTERLY FINANCIAL DATA (Unaudited)

         Summarized quarterly financial data for the years ended December 31, 1994 and 1993 are as follows:


                                                                         Calendar Quarter
                                                      First            Second          Third           Fourth
                                                      -----            ------          -----           ------
                                                        (thousands of dollars except for per share amounts)

1994
- ----
Net sales, continuing operations                      $5,377           $8,313         $8,801            $8,048
Gross profit, continuing operations                      315            1,013          1,448                 4
                                                     -------          -------       --------        ----------
Income (Loss) from continuing operations                (661)            (211)             4            (3,916)
Income from discontinued operations
 net of applicable taxes
Income from disposition of discontinued
 operations net of applicable taxes                        -                -              -                 -
                                                    --------          -------       --------        ----------
Net income (loss)                                      $(661)           $(211)         $   4           $(3,916)
                                                    ========          =======       ========        ==========
Income (Loss) per common share:
  Loss from continuing operations                     $ (.19)          $ (.05)          $ (-)          $  (.56)
  Income from discontinued operations
                                                           -                -              -                 -
                                                    --------          --------       --------         ---------
Income (Loss) per common share                        $ (.19)          $ (.05)          $ (-)          $  (.56)
                                                    ========           =======       ========         ========

1993
- ----
Net sales, continuing operations                     $ 7,474          $ 7,067         $ 5,931          $ 5,552
Gross profit (loss), continuing operations               976              378            352               (26)
                                                    --------          -------         --------        ---------
Loss from continuing operations                       (1,062)            (816)        (1,005)           (1,781)
Income from discontinued operations
 net of applicable taxes                                 235              106              -                 -
Income from disposition of discontinued
 operations net of applicable taxes                        -              964              5                17
                                                    --------          -------         --------       ----------
Net income (loss)                                     $ (827)          $  254         $(1,000)         $(1,764)
                                                    ========          =======         ========       ==========
Income (loss) per common share:
  Loss from continuing operations                    $  (.40)          $ (.31)        $ (.38)           $ (.67)
  Income from discontinued operations                    .09              .41              -                 -
                                                    --------          -------         ------        ----------
Income (loss) per common share                       $  (.31)          $  .10         $ (.38)           $ (.67)
                                                    ========          =======         ======        ==========


                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES

                        SCHEDULE II - VALUATION ACCOUNT

                  For the Three Years Ended December 31, 1994
                             (thousands of dollars)



                                                           Charged
Description                                 Balance at   (Credited)                   Balance
- -----------                                 Beginning   to Costs and                 at End of
                                            of Period     Expenses     Deductions(1)  Period
                                            ---------    ---------     -----------    -------
1994
Allowance for doubtful accounts             $277          $134             $(204)       $207
                                            ====          ====             ======       ====
1993
Allowance for doubtful accounts             $253          $ 90              $(66)       $277
                                            ====          =====             =====       ====
1992
Allowance for doubtful accounts             $303          $(14)             $(36)       $253
                                            ====          =====             =====       ====


(1) Write-off of uncollectible accounts






ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   This item is not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT; EXECUTIVE COMPENSATION; SECURITY
                         OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Reference is made to sections of the Company's Proxy Statement caption "Election of Directors", "Directors and Executive Officers", "Compensation of Executive Officers", "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" included in the Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in June 1995, and the same are hereby incorporated by reference.

                                    PART IV

ITEM 14(a) 1 AND 2.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    Reference is made to the Index to Consolidated Financial Statements and Schedules at Item 8, Part II of this Form 10-K and the same is hereby incorporated by reference.


ITEM 14(a) 3.   EXHIBITS


Exhibit No.                  Description

2                 Agreement and Plan of Reorganization by and Among Electronic Associates,
                  Inc., Tanon Manufacturing, Inc., EA Acquisition Corp. and Joseph R.
                  Spalliero, dated December 12, 1994, was filed as Exhibit 2 to the Company's
                  Report on Form 8-K (Date of Report: January 4, 1995), as amended, and is hereby incorporated by reference.

3.1               Certificate of Incorporation, as amended, was filed as Exhibit 3.1 to the
                  Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

3.2               By-Laws, as amended, was filed as Exhibit 3.2 to the Company's Registration
                  Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

4.1               Specimen of common stock share Certificate, was filed as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

4.2               Rights Agreement, dated as of February 10, 1988, between the Company and
                  Manufacturers Hanover Trust Company, as Rights Agent, was filed as Exhibit
                  1 to the Company's Form 8-A, dated February 11, 1988, and is hereby incorporated by reference.

4.3               Amendment, dated as of October 24, 1990, to the Rights Agreement, was filed as Exhibit 2 to the Company's Form 8, dated October 24, 1990, and is hereby incorporated by reference.

10.1              Form of common stock Purchase Warrants issued pursuant to Settlement
                  Agreement dated March 10, 1988 between the Company and certain utilities was filed as Exhibit 2(c) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1990, and is hereby incorporated by reference.







(*)10.2           1972 Stock Option Plan, as amended and restated, was filed as Appendix III to the Company's Proxy Statement dated April 18, 1994, and is hereby incorporated by reference.

10.3              Form of grant letter with respect to options granted pursuant to the 1972
                  Stock Option Plan was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

(*)10.4           1991 Stock Option Plan for Non-Employee Directors, was filed as Exhibit
                  10(d) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1991, and is hereby incorporated by reference.

(**)10.5          1988 Management Incentive Compensation Plan, as amended as of
                  January 1, 1992, was filed as Exhibit 10(e) to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1991, and is hereby incorporated by reference.

10.6              Second Amendment of Lease and Option Agreement, dated as of April 1,
                  1989, between the Company and 185 Monmouth Parkway Associates was filed as Exhibit (a) to the Company's Report on Form 10-Q for the three months ended March 31, 1989, and is hereby incorporated by reference.
                  (File No. 1-4680)

(*)10.7           Executive Death Benefit Plan and Amendment, was filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1987, and is hereby incorporated by reference. (File No. 1-4680)

10.8              Stock Purchase Agreement, dated as of February 8, 1990, between the
                  Company and Nippon Mining Co., Ltd. was filed as Exhibit 10(a) to the
                  Company's Report on Form 8-K, dated February 21, 1990, and is hereby incorporated by reference. (File No. 1-4680)

(**)10.9          Executive Severance Agreement, dated as of November 18, 1991, between the Company and Richard G. Rogers, was filed as Exhibit 10(n) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1991, and is hereby incorporated by reference.

10.10             Development and Distribution Agreement, dated July 30, 1991, between the
                  Company and Nippon Mining Co., Ltd., was filed as Exhibit 10(o) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1992, and is hereby incorporated by reference.

10.11             Asset Purchase Agreement, dated May 15, 1992, between the Company, Milo
                  Technologies, Inc., Charles A. Milo and Loretta Milo was filed as Exhibit 10(p)
                  to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1993, and is incorporated herein by reference.








10.12             Stock Purchase Agreement, dated May 15, 1992, between the Company,
                  Milotec S.A. De C.V., Charles A. Milo, Loretta Milo and certain other individuals, was filed as Exhibit 10(q) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

(**)10.13         Employment Agreement, dated May 29, 1992, between the Company and
                  Charles A. Milo, was filed as Exhibit 10(r) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

(**)10.14         Non-Compete Agreement, dated May 29, 1992, between the Company and
                  Charles A. Milo, was filed as Exhibit 10(s) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

(**)10.15         Non-Compete Agreement, dated May 29, 1992, between the Company and
                  Loretta Milo, was filed as Exhibit 10(t) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.16             Sublease Agreement, dated May 29, 1992, between the Company and Milo
                  Technologies, Inc., was filed as Exhibit 10(u) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.17             Lease Agreement, dated May 22, 1992, between the Company, Charles A.
                  Milo and Loretta Milo, was filed as Exhibit 10(v) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.18             Form of Purchase Agreement executed by each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as
                  Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is incorporated by reference.

10.19             Form of Class A Warrant issued to each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit
                  10(X) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1993, and is hereby incorporated by reference.

10.20             Form of Class B Warrant issued to each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit
                  10(y) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1993, and is hereby incorporated by reference.








10.21             Agreement to Issue Warrants, dated January 28, 1994, between the Company and Norcross Securities, Inc. together with a Warrant issued by the Company and a form of a Warrant issuable under certain circumstances, comprising
                  Exhibits to the Agreement to Issue Warrants, was filed as Exhibit 10(z) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1993, and is hereby incorporated by reference.

10.22             Subscription Agreement, dated February 4, 1994, between the Company and
                  185 Monmouth Parkway Associates, L.P., was filed as Exhibit 10(aa) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1993, and is hereby incorporated by reference.

10.23             Second Amendment, dated August 4, 1993, to Second Amendment of Lease and Option Agreement, dated as of April 1, 1989, between the Company and
                  185 Monmouth Parkway Associates, L.P. and letter dated August 6, 1993, modifying Second Amendment, dated August 4, 1993, to Second Amendment of Lease and Option Agreement, was filed as Exhibit 10(ab) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1993, and is hereby incorporated by reference.

(**)10.24         Employment Agreement, dated as of November 15, 1993, between the Company and Charles A. Milo, was filed as Exhibit 10(ac) to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

10.25             Accounts Financing Agreement between Congress Financial Corporation and the Company, dated August 13, 1993; Covenant Supplement to Accounts
                  Financing Agreement between Congress Financial Corporation and the
                  Company, dated August 13, 1993; Term Promissory Note A given to
                  Congress Financial Corporation, dated August 13, 1993; Term Promissory
                  Note B given to Congress Financial Corporation, dated August 13, 1993;
                  Inventory Loan Letter executed by the Company to Congress Financial
                  Corporation, dated August 13, 1993; Inventory and Equipment Security
                  Agreement Supplement to Accounts Financing Agreement executed by the
                  Company to Congress Financial Corporation, dated August 13, 1993; Trade
                  Financing Agreement Supplement to Accounts Financing Agreement
                  executed by the Company to Congress Financial Corporation, dated August
                  13, 1993; Subordination and Intercreditor Agreement between Congress
                  Financial Corporation and Milo Technologies, Inc., dated August 13, 1993;
                  Subordination and Intercreditor Agreement between Congress Financial
                  Corporation and Mezzanine Financial Fund, L.P., dated August 13, 1993; and
                  Enhancement Fee Agreement between the Company and Mezzanine
                  Financial Fund, L.P., dated August 13, 1993, was filed as Exhibit 10(ad) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1993, and is hereby incorporated by reference.








10.26             Asset Purchase Agreement, dated June 4, 1993, between the Company and
                  Halifax Corporation together with a Non-Competition Agreement, Assignment and Assumption Agreement, Service Mark License Agreement, Low Cost
                  Host License Agreement, and Master Subcontract Agreement, comprising
                  Exhibits to the Asset Purchase Agreement, was filed as Exhibit 10(ae) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1993, and is hereby incorporated by reference.

10.27             Lease Agreement, dated August 1, 1993, between the Company and Parque
                  Industrial de Nogales, S.A. de C.A., Nogales, Sonora, Mexico, was filed as
                  Exhibit 10(af) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

10.28             Form of Subscription Agreement executed by each purchaser in connection with the private placement of the Company's securities which was commenced in June 1994, was filed as Exhibit 10.28 to the Company's
                  Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

10.29             Form of Class C Warrant issued to each purchaser in connection with the private placement of the Company's securities which was commenced in
                  June 1994, was filed as Exhibit 10.29 to the Company's Registration
                  Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

10.30             1994 Equity Incentive Plan, as adopted by the Company's shareholders on
                  June 28, 1994 and attached as Appendix I to the Company's Proxy
                  Statement dated June 7, 1994, is hereby incorporated by reference.

10.31             1994 Stock Option Plan for Non-Employee Directors, as adopted by the
                  Company's shareholders on May 17, 1994 and is attached as Appendix II to the Company's Proxy Statement dated April 18, 1994, is hereby incorporated by reference.

(**)10.32         Executive Services Agreement, dated November 15, 1993, between the
                  Company and Richard G. Rogers, as amended by Amendment to Executive
                  Services Agreement, dated March 14, 1994, was filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1, No. 33-81892,
                  as amended, and is hereby incorporated by reference.

(**)10.33         Employment Agreement, dated as of November 18, 1991, between the
                  Company and Richard G. Rogers, was filed as Exhibit 10(m) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1991, and is hereby incorporated by reference.









(**)10.34         Form of Consulting Agreement entered into between the Company and
                  Irwin L. Gross on March 21, 1994, was filed as Exhibit 2 to the
                  Company's Registration Statement on Form S-1, No. 33-81892, as
                  amended, and is hereby incorporated by reference.

10.35             Form of Placement Agent's Warrant Agreement entered into between the
                  Company and Neidiger/Tucker/Bruner, Inc., together with a Form of Warrant issued by the Company comprising an Exhibit to the Placement Agent's
                  Warrant Agreement, was filed as Exhibit 10.35 to the Company's Registration
                  Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

10.36             Loan and Security Agreement, dated January 17, 1990, between the
                  Company and Mellon Bank (East) N.A. was filed as Exhibit 4(a) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1989, and is hereby incorporated by reference.

10.37             First Amendment and Modification to Loan and Security Agreement, dated
                  April 1990, between the Company and Mellon Bank (East) N.A. was filed as
                  Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

10.38             Second Amendment and Modification to Loan and Security Agreement, dated
                  January 17, 1991, between the Company and Mellon Bank (East) N.A. was filed as Exhibit 4(f) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1990, and is hereby incorporated by reference.

10.39             Third Amendment and Modification to Loan and Security Agreement, dated
                  March 4, 1992, between the Company and Mellon Bank, N.A., was filed as
                  Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and is hereby incorporated by reference.

10.40             Fourth Amendment and Modification to Loan and Security Agreement, dated
                  June 19, 1992, between the Company and Mellon Bank (East) N.A., was filed as Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.41             Fifth Amendment and Modification to Loan and Security Agreement, dated
                  July 31, 1992, between the Company and Mellon Bank (East) N.A., was filed as Exhibit 4(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.42             Sixth Amendment and Modification to Loan and Security Agreement, dated
                  December 31, 1992, between the Company and Mellon Bank (East) N.A., was filed as Exhibit 4(j) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1992, and is hereby incorporated by reference.








10.43             Seventh Amendment and Modification to Loan and Security Agreement,
                  dated January 22, 1993, between the Company and Mellon Bank (East) N.A., was filed as Exhibit 4(k) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1992, and is hereby incorporated by reference.

10.44             Eighth Amendment and Modification to Loan and Security Agreement, dated
                  February 26, 1993, between the Company and Mellon Bank (East) N.A., was filed as Exhibit 4(l) to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1992, and is hereby incorporated by reference.

10.45             Amended and Restated Loan and Security Agreement, dated March 31, 1993, between the Company and Mellon Bank N.A., was filed as Exhibit 4(m) to the
                  Company's Annual Report on Form 10-K for the year ended December 31,
                  1992, and is hereby incorporated by reference.

10.46             Form of Investment Agreement dated January 15, 1995 by and between
                  Electronic Associates, Inc. and BarOn Technologies, Ltd., was filed as Exhibit
                  10.1 to the Company's Report on Form 8-K (Date of Report:  January 16,
                  1995), as amended, and is hereby incorporated herein by reference.

10.47             Form of Stock Purchase Agreement between the Company and various shareholders of BarOn Technologies, Ltd., was filed as Exhibit 10.2 to the
                  Company's Report on Form 8-K (Date of Report:  January 16, 1995), as
                  amended, and is hereby incorporated herein by reference.

10.48             Form of Shareholders Agreement among the Company, BarOn Technologies,
                  Ltd. and the shareholders of BarOn Technologies, Ltd., was filed as Exhibit
                  10.3 to the Company's Report on Form 8-K (Date of Report:  January 16,
                  1995), as amended, and is hereby incorporated herein by reference.

10.49             Business Loan Agreement dated as of October 20, 1994 by and between
                  Electronic Associates, Inc., and BarOn R&D Ltd.

10.50             Business Loan Agreement dated September 8, 1994 by and between
                  Electronic Associates, Inc. and Tanon Manufacturing, Inc.

(**) 10.51        Employment Agreement dated as of January 4, 1995 between Tanon
                  Manufacturing, Inc. and Joseph R. Spalliero.

(**) 10.52        Non-Competition and Confidentiality Agreement dated as of January 4, 1995 by and among Electronic Associates, Inc., Tanon Manufacturing, Inc. and
                  Joseph R. Spalliero.

10.53             Promissory Note dated January 4, 1995 in the principal amount of $1,000,000 from Joseph R. Spalliero and Patricia Spalliero to Electronic Associates, Inc.

(**) 10.54        Letter Agreement dated February 2, 1995 between Charles A. Milo and
                  Electronic Associates, Inc.








(**) 10.55      Amendment dated March 23, 1995 to Consulting Agreement dated March 21,
                1994 between Irwin L. Gross and Electronic Associates, Inc.

10.56           Manufacturing and Consulting Agreement, dated as of January 16, 1995, between BarOn Technologies Ltd. and Electronic Associates, Inc.



22              Subsidiaries of the registrant

                  a.      The Company has two active subsidiaries:

                          1.      Milotec S.A. De C.V.
                                  Nogales, Sonora, Mexico

                          2.      Tanon Manufacturing, Inc.
                                  Fremont, California

24              Consents of experts and counsel

                  a.      Consent of Arthur Anderson, LLP, Independent Public Accountants of
                          Electronic Associates, Inc.

27              Financial Data Schedule

99.1            The audited balance sheet of BarOn Technologies Ltd. as of December 31, 1993 and December 31, 1992 and related statements of operations, shareholders'
                equity and cash flow for the year ended December 31, 1993 and for the period from inception in 1992 through December 31, 1992, together with the unaudited balance sheet of BarOn Technologies Ltd. as of September 30, 1994 and related statements of operations, shareholders' equity and cash flows for the nine months ended September 30, 1994, were filed as Exhibit 99.1 to the Company's
                Report on Form 8-K (date of Report: January 16, 1995), as amended, and are hereby incorporated herein by reference.

99.2            The audited balance sheet of Tanon Manufacturing, Inc. as of December 31, 1993 and December 31, 1992 and related statements of operations, shareholders'
                equity and cash flows for the years ended December 31, 1993, 1992 and 1991, together with the unaudited balance sheet of Tanon Manufacturing, Inc. as of
                October 1, 1994 and related statements of operations, shareholders' equity and cash flows for the nine months ended October 1, 1994 and October 2, 1993, were filed as Exhibit 99 to the Company's Report on Form 8-K (date of Report: January
                4, 1995), as amended, and are hereby incorporated herein by reference.


(*)     Constitutes a compensatory plan filed pursuant to Item 14(c) of the Company's Annual
        Report on Form 10-K.

(**)    Constitutes a management contract filed pursuant to Item 14(c) of the Company's
        Annual Report on Form 10-K.


        The Company will provide copies of the above Exhibits to shareholders upon the payment of a fee of $4 per order to cover postage and handling plus seven cents per page. Requests for such copies should be directed to Mrs. Karin Gaskill, Electronic Associates, Inc., 185 Monmouth Parkway, West Long Branch, New Jersey 07764.

ITEM 14(b). REPORTS ON FORM 8-K

        The Company did not file a Report on Form 8-K during the calendar quarter ended December 31, 1994.

        The Company filed the following Reports on Form 8-k during January 1995:

        Form 8-K dated January 4, 1995, as amended, reporting that the Company acquired by merger Tanon Manufacturing, Inc. of Fremont, California, a privately held company which provides electronic manufacturing services to original equipment manufacturers.

        Form 8-K dated January 16, 1995, as amended, reporting that the Company acquired a 25% equity interest in BarOn Technologies, Ltd., a privately held company located in Haifa, Israel, engaged in the research and development of input devices for computers that can directly digitize handwriting in a variety of languages, from any surface, and a right to acquire an additional 8.33% equity interest in BarOn Technologies, Ltd.

ITEM 14 (c).    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

        See Item 14(a) 3 above.

ITEM 14 (d).    (STATEMENTS EXCLUDED FROM ANNUAL REPORT TO SHAREHOLDERS

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ELECTRONIC ASSOCIATES, INC.
                                                Registrant


                                                By:     /s/ Joseph R. Spalliero
                                                   -----------------------------
                                                 Joseph R. Spalliero, President

Date: April 14, 1995



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                           Date
- ---------                                       -----                                           ----


/s/ Irwin L. Gross                              Chairman of the Board                   April 14, 1995
- -----------------------------------------
Irwin L. Gross




/s/ Joseph R. Spalliero                         Director and President                  April 14, 1995
- -----------------------------------------       (Principal Executive Officer)
Joseph R. Spalliero



/s/ Jonathan R. Wolter                          Treasurer and Vice                      April 14, 1995
- -----------------------------------------       President, Finance
Jonathan R. Wolter                              (Principal Financial and
                                                Accounting Officer)


/s/ Bruce P. Murray                              Director                               April 14, 1995
- -----------------------------------------
Bruce P. Murray


/s/ Jules M. Seshens                             Director                               April 14, 1995
- -----------------------------------------
Jules M. Seshens

                                        [Signatures continued on next page]


Signature                                       Title                                           Date
- ---------                                       -----                                           ----



/s/ G. Corson Ellis                              Director                                April 14, 1995
- ---------------------------------------
G. Corson Ellis


/s/ Seth Joseph Antine                           Director                                April 14, 1995
- ----------------------------------------
Seth Joseph Antine


                                                 Director                       _________________, 1995
- ----------------------------------------
Michael M. Michigami


                                       65

                                 EXHIBIT INDEX

Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
2                   Agreement and Plan of Reorganization by and Among Electronic
                    Associates, Inc., Tanon Manufacturing, Inc., EA Acquisition Corp. and
                    Joseph R. Spalliero, dated December 12, 1994, was filed as Exhibit 2 to the Company's Report on Form 8-K (Date of Report: January 4, 1995), as
                    amended, and is hereby incorporated by reference.

3.1                 Certificate of Incorporation, as amended, was filed as Exhibit 3.1 to the
                    Company's Registration Statement on Form S-1, No. 33-81892, as
                    amended, and is hereby incorporated by reference.

3.2                 By-Laws, as amended, was filed as Exhibit 3.2 to the Company's
                    Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

4.1                 Specimen of Common Stock share Certificate, was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1, No. 33-81892, as
                    amended, and is hereby incorporated by reference.

4.2                 Rights Agreement, dated as of February 10, 1988, between the
                    Company and Manufacturers Hanover Trust Company, as Rights
                    Agent, was filed as Exhibit 1 to the Company's Form 8-A, dated February 11, 1988, and is hereby incorporated by reference.

4.3                 Amendment, dated as of October 24, 1990, to the Rights Agreement, was filed as Exhibit 2 to the Company's Form 8, dated October 24, 1990, and is hereby incorporated by reference.

10.1                Form of Common Stock Purchase Warrants issued pursuant to Settlement
                    Agreement dated March 10, 1988 between the Company and certain utilities was filed as Exhibit 2(c) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

10.2                1972 Stock Option Plan, as amended and restated, was filed as Appendix
                    III to the Company's Proxy Statement dated April 18, 1994, and is hereby incorporated by reference.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.3                Form of grant letter with respect to options granted pursuant to the 1972
                    Stock Option Plan was filed as Exhibit 10(c) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

10.4                1991 Stock Option Plan for Non-Employee Directors, was filed as Exhibit
                    10(d) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991, and is hereby incorporated by reference.

10.5 1988 Management Incentive Compensation Plan, as amended as of January 1, 1992, was filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991, and is hereby incorporated by reference.

10.6                Second Amendment of Lease and Option Agreement, dated as of
                    April 1, 1989, between the Company and 185 Monmouth Parkway
                    Associates was filed as Exhibit (a) to the Company's Report on Form 10-Q for the three months ended March 31, 1989, and is hereby incorporated by reference.

10.7                Executive Death Benefit Plan and Amendment, was filed as Exhibit 10(k)
                    to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1987, and is hereby incorporated by reference.

10.8 Stock Purchase Agreement, dated as of February 8, 1990, between the Company and Nippon Mining Co., Ltd. was filed as
                    Exhibit 10(a) to the Company's Report on Form 8-K, dated
                    February 21, 1990, and is hereby incorporated by reference.

10.9                Executive Severance Agreement, dated as of November 18, 1991, between the Company and Richard G. Rogers, was filed as Exhibit 10(n) to the
                    Company's Annual Report on Form 10-K for the year ended December 31,
                    1991, and is hereby incorporated by reference.

10.10 Development and Distribution Agreement, dated July 30, 1991, between the Company and Nippon Mining Co., Ltd., was filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.11               Asset Purchase Agreement, dated May 15, 1992, between the
                    Company, Milo Technologies, Inc., Charles A. Milo and
                    Loretta Milo was filed as Exhibit 10(p) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1993, and is incorporated herein by reference.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.12               Stock Purchase Agreement, dated May 15, 1992, between the Company,
                    Milotec S.A. De C.V., Charles A. Milo, Loretta Milo and certain other individuals, was filed as Exhibit 10(q) to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.13               Employment Agreement, dated May 29, 1992, between the Company and
                    Charles A. Milo, was filed as Exhibit 10(r) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.14               Non-Compete Agreement, dated May 29, 1992, between the Company and
                    Charles A. Milo, was filed as Exhibit 10(s) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.15               Non-Compete Agreement, dated May 29, 1992, between the Company and
                    Loretta Milo, was filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.16               Sublease Agreement, dated May 29, 1992, between the Company and Milo
                    Technologies, Inc., was filed as Exhibit 10(u) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.17               Lease Agreement, dated May 22, 1992, between the Company,
                    Charles A. Milo and Loretta Milo, was filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.18               Form of Purchase Agreement executed by each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1993, and is incorporated by reference.

10.19 Form of Class A Warrant issued to each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit 10(X) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1993, and is hereby incorporated by reference.

Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.20               Form of Class B Warrant issued to each purchaser in
                    connection with the private sale of the Company's securities in January 1994, was filed as Exhibit 10(y) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1993, and is hereby incorporated by reference.

10.21 Agreement to Issue Warrants, dated January 28, 1994, between the Company and Norcross Securities, Inc. together with a Warrant issued by the Company and a form of a Warrant issuable under certain circumstances, comprising Exhibits to the Agreement to Issue Warrants, was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

10.22               Subscription Agreement, dated February 4, 1994, between the
                    Company and 185 Monmouth Parkway Associates, L.P., was filed as Exhibit 10(aa) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

10.23 Second Amendment, dated August 4, 1993, to Second Amendment of Lease and Option Agreement, dated as of April 1, 1989, between the Company and 185 Monmouth Parkway Associates,
                    L.P. and letter dated August 6, 1993, modifying Second
                    Amendment, dated August 4, 1993, to Second Amendment of
                    Lease and Option Agreement, was filed as Exhibit 10(ab) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1993, and is hereby incorporated by reference.

10.24               Employment Agreement, dated as of November 15, 1993, between the
                    Company and Charles A. Milo, was filed as Exhibit 10(ac) to the
                    Company's Annual Report on Form 10-K for the year ended December 31,
                    1993, and is hereby incorporated by reference.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.25               Accounts Financing Agreement between Congress Financial
                    Corporation and the Company, dated August 13, 1993; Covenant
                    Supplement to Accounts Financing Agreement between Congress
                    Financial Corporation and the Company, dated August 13,
                    1993; Term Promissory Note A given to Congress Financial
                    Corporation, dated August 13, 1993; Term Promissory Note B given to Congress Financial Corporation, dated August 13,
                    1993; Inventory Loan Letter executed by the Company to
                    Congress Financial Corporation, dated August 13, 1993;
                    Inventory and Equipment Security Agreement Supplement to
                    Accounts Financing Agreement executed by the Company to
                    Congress Financial Corporation, dated August 13, 1993; Trade
                    Financing Agreement Supplement to Accounts Financing
                    Agreement executed by the Company to Congress Financial
                    Corporation, dated August 13, 1993; Subordination and
                    Intercreditor Agreement between Congress Financial
                    Corporation and Milo Technologies, Inc., dated August 13,
                    1993; Subordination and Intercreditor Agreement between
                    Congress Financial Corporation and Mezzanine Financial Fund,
                    L.P., dated August 13, 1993; and Enhancement Fee Agreement between the Company and Mezzanine Financial Fund, L.P.,
                    dated August 13, 1993, was filed as Exhibit 10(ad) to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1993, and is hereby incorporated by reference.

10.26               Asset Purchase Agreement, dated June 4, 1993, between the
                    Company and Halifax Corporation together with a Non-Competition Agreement, Assignment and Assumption
                    Agreement, Service Mark License Agreement, Low Cost Host
                    License Agreement, and Master Subcontract Agreement, comprising Exhibits to the Asset Purchase Agreement, was filed as Exhibit 10(ae) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

10.27 Lease Agreement, dated August 1, 1993, between the Company and Parque Industrial de Nogales, S.A. de C.A., Nogales,
                    Sonora, Mexico, was filed as Exhibit 10(af) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1993, and is hereby incorporated by reference.

10.28 Form of Subscription Agreement executed by each purchaser in connection with the private placement of the Company's securities which was commenced in June 1994, was filed as
                    Exhibit 10.28 to the Company's Registration Statement on
                    Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.29               Form of Class C Warrant issued to each purchaser in
                    connection with the private placement of the Company's
                    securities which was commenced in June 1994, was filed as
                    Exhibit 10.29 to the Company's Registration Statement on
                    Form S-1, No. 33-81892, as amended, and is hereby
                    incorporated by reference.

10.30               1994 Equity Incentive Plan, as adopted by the Company's shareholders on
                    June 28, 1994 and attached as Appendix I to the Company's Proxy
                    Statement dated June 7, 1994, is hereby incorporated by reference.

10.31 1994 Stock Option Plan for Non-Employee Directors, as adopted by the Company's shareholders on May 17, 1994 and is attached as Appendix II to the Company's Proxy Statement dated April 18, 1994, is hereby incorporated by reference.

10.32               Executive Services Agreement, dated November 15, 1993, between the
                    Company and Richard G. Rogers, as amended by Amendment to Executive
                    Services Agreement, dated March 14, 1994, was filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1, No. 33-81892, as
                    amended, and is hereby incorporated by reference.

10.33               Employment Agreement, dated as of November 18, 1991, between the
                    Company and Richard G. Rogers, was filed as Exhibit 10(m) to the
                    Company's Annual Report on Form 10-K for the year ended December 31,
                    1991, and is hereby incorporated by reference.

10.34 Form of Consulting Agreement entered into between the Company and Irwin L. Gross on March 21, 1994, was filed as
                    Exhibit 2 to the Company's Registration Statement on Form
                    S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

10.35 Form of Placement Agent's Warrant Agreement entered into between the Company and Neidiger/Tucker/Bruner, Inc., together with a Form of Warrant issued by the Company comprising an Exhibit to the Placement Agent's Warrant
                    Agreement, was filed as Exhibit 10.35 to the Company's
                    Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

10.36               Loan and Security Agreement, dated January 17, 1990, between the
                    Company and Mellon Bank (East) N.A. was filed as Exhibit 4(a) to the
                    Company's Annual Report on Form 10-K for the year ended December 31,
                    1989, and is hereby incorporated by reference.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.37               First Amendment and Modification to Loan and Security
                    Agreement, dated April 1990, between the Company and Mellon
                    Bank (East) N.A. was filed as Exhibit 4(e) to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1990, and is hereby incorporated by reference.

10.38               Second Amendment and Modification to Loan and Security Agreement,
                    dated January 17, 1991, between the Company and Mellon Bank (East)
                    N.A. was filed as Exhibit 4(f) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

10.39               Third Amendment and Modification to Loan and Security
                    Agreement, dated March 4, 1992, between the Company and
                    Mellon Bank, N.A., was filed as Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1991, and is hereby incorporated by reference.

10.40               Fourth Amendment and Modification to Loan and Security
                    Agreement, dated June 19, 1992, between the Company and
                    Mellon Bank (East) N.A., was filed as Exhibit 4(h) to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1992, and is hereby incorporated by reference.

10.41               Fifth Amendment and Modification to Loan and Security
                    Agreement, dated July 31, 1992, between the Company and
                    Mellon Bank (East) N.A., was filed as Exhibit 4(i) to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1992, and is hereby incorporated by reference.

10.42               Sixth Amendment and Modification to Loan and Security
                    Agreement, dated December 31, 1992, between the Company and
                    Mellon Bank (East) N.A., was filed as Exhibit 4(j) to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1992, and is hereby incorporated by reference.

10.43               Seventh Amendment and Modification to Loan and Security
                    Agreement, dated January 22, 1993, between the Company and
                    Mellon Bank (East) N.A., was filed as Exhibit 4(k) to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1992, and is hereby incorporated by reference.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.44               Eighth Amendment and Modification to Loan and Security
                    Agreement, dated February 26, 1993, between the Company and
                    Mellon Bank (East) N.A., was filed as Exhibit 4(l) to the
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1992, and is hereby incorporated by reference.

10.45               Amended and Restated Loan and Security Agreement, dated
                    March 31, 1993, between the Company and Mellon Bank N.A., was filed as Exhibit 4(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

10.46               Form of Investment Agreement dated January 15, 1995 by and between
                    Electronic Associates, Inc. and BarOn Technologies, Ltd., was filed as
                    Exhibit 10.1 to the Company's Report on Form 8-K (Date of Report:
                    January 16, 1995), as amended, and is hereby incorporated herein by reference.

10.47               Form of Stock Purchase Agreement between the Company and various shareholders of BarOn Technologies, Ltd., was filed as Exhibit 10.2 to the
                    Company's Report on Form 8-K (date of report:  January 16, 1995), as amended, and is hereby incorporated herein by reference.

10.48               Form of Shareholders Agreement among the Company, BarOn
                    Technologies, Ltd. and the shareholders of BarOn Technologies, Ltd., was filed as Exhibit 10.3 to the Company's Report on Form 8-K (Date of
                    Report:  January 16, 1995), as amended, and is hereby incorporated herein by reference.

10.49               Business Loan Agreement dated as of October 20, 1994 by and between
                    Electronic Associates, Inc., and BarOn R&D Ltd.

10.50               Business Loan Agreement dated September 8, 1994 by and between
                    Electronic Associates, Inc. and Tanon Manufacturing, Inc.

10.51               Employment Agreement dated as of January 4, 1995 between Tanon
                    Manufacturing, Inc. and Joseph R. Spalliero.

10.52 Non-Competition and Confidentiality Agreement dated as of January 4, 1995 by and among Electronic Associates, Inc.,
                    Tanon Manufacturing, Inc.
                    and Joseph R. Spalliero.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
10.53               Promissory Note dated January 4, 1995 in the principal amount of
                    $1,000,000 from Jospeh R. Spalliero and Patricia Spalliero to Electronic
                    Associates, Inc.

10.54               Letter Agreement dated February 2, 1995 between Charles A. Milo and
                    Electronic Associates, Inc.

10.55               Amendment dated March 23, 1995 to Consulting Agreement dated March
                    21, 1994 between Irwin L. Gross and Electronic Associates, Inc.

10.56               Manufacturing and Consulting Agreement dated Janaury 16, 1995 between BarOn Technologies, Ltd. and Electronic Associates, Inc.

99.1 The audited balance sheet of BarOn Technologies Ltd. as of December 31, 1993 and December 31, 1992 and related statements of operations, shareholders' equity and cash flow for the year ended December 31, 1993 and for the period from inception in 1992 through December 31, 1992, together with the unaudited balance sheet of BarOn Technologies Ltd. as of September 30, 1994 and related statements of operations, shareholders' equity and cash flows for the nine months ended
                    September 30, 1994 were filed as Exhibit 99.1 to the Company's
                    Report on Form 8-K (date of Report: January 16, 1995), as amended, and are hereby incorporated herein by reference.

99.2 The audited balance sheet of Tanon Manufacturing, Inc. as of December 31, 1993 and December 31, 1992 and related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991, together with the unaudited balance sheet of Tanon Manufacturing, Inc.
                    as of October 1, 1994 and related statements of operations, shareholders' equity and cash flows for the nine months ended
                    October 1, 1994 and October 2, 1993, were filed as Exhibit 99 to the Company's Report on Form 8-K (date of Report:
                    January 4, 1995), as amended, and are hereby incorporated herein by reference.
