Form 10-K/A
period 1994-12-31
ELECTRONIC ASSOCIATES INC
filed 1995-04-28
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $74,665,288 as of March 24, 1995.

        ----------------------------------------------------------------

    As of March 24, 1995, there were 10,329,170 outstanding shares of the Registrant's common stock.

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

Subsequent Events
- -----------------

    Tanon Acquisition. On January 4, 1995 (the "Tanon Effective Time"), the
    -----------------
Company acquired Tanon pursuant to the Tanon Acquisition Agreement. The Company intends to report the transaction as a purchase for accounting purposes. On the Tanon Effective Time, Tanon was merged with a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of common stock of the Company with an appraised value of $13,077,000 in exchange for all of the remaining outstanding shares of common stock of Tanon. In addition, the Company granted to certain optionholders of Tanon, in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of the Company's common stock at a weighted average exercise price of $1.05 per share with an appraised value of $1,383,000. As further contemplated by the Tanon Acquisition Agreement (a) the Company invested $2,000,000 in Tanon, as mentioned above, which consisted, in part, of the cancellation of Tanon's obligation to repay the Tanon Loan, and (b) the Company agreed to use its best efforts to invest in, or loan to, Tanon up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan.

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

               On January 4, 1995, pursuant to an Agreement and Plan of Reorganization dated December 12, 1994 (the "Tanon Acquisition Agreement"), the Company acquired Tanon. The Company intends to reflect the transaction as a purchase for accounting purposes and, accordingly, the results of operations of Tanon will be included in the consolidated financial statements of the Company in 1995. Tanon was merged with a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of common stock of the Company with an appraised value of $13,077,000 for the remaining outstanding shares of common stock of Tanon. In addition, the Company granted to certain optionholders of Tanon in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of the Company's common stock at a weighted average exercise price of $1.05 per share with an appraised value of $1,383,000. As further contemplated by the Tanon Acquisition Agreement (a) the Company invested $2,000,000, mentioned above, in Tanon and (b) the Company has agreed to use its best efforts to loan to, or invest in, Tanon up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan. In connection with the merger, the Company loaned Mr. Spalliero, the Chief Operating Officer of Tanon, $1,000,000 for a 30-month term with interest fixed at the applicable Federal rate and accruing and due together with principal at the end of the 30-month term. Such loan is non-recourse and is

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement.

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


                                         1994
                                         ----
                       (thousands of dollars, except per share data)

                   Sales                            $81,274
                   Net Loss                          (3,617)
                   Loss Per Common Share               (.45)


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

Broad Capital Associates Options
- --------------------------------
         On April 27, 1995, the Company granted to Broad Capital Associates, options to acquire 375,000 shares of common stock, exercisable 33-1/3% on the date of grant, 33-1/3% on the first anniversary, and 33-1/3% on the second anniversary of the April 27, 1995 date of grant at an exercise price of $8.1875 per share which is equal to the fair market value on the date of grant.

         Such options were granted in consideration for services to be provided to the Company. The Company will charge to expense the estimated fair value of these options over the related vesting periods. These options are not reflected in the summary below.


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
                                            ====          =====             =====       ====


(1) Write-off of uncollectible accounts






ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   This item is not applicable.




                                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of the Company.

               Name                               Age                 Position with the Company
               ----                               ---                 -------------------------
Joseph R. Spalliero(3)                             48                 Director; President and Chief Executive
                                                                         Officer
Irwin L. Gross(2)(3)                               51                 Chairman of the Board of Directors
Bruce P. Murray(1)                                 49                 Director
G. Corson Ellis(1)(2)                              66                 Director
Jules M. Seshens(1)(3)                             50                 Director; Vice President, Corporate Development
Seth Joseph Antine                                 27                 Director
Michael M. Michigami                               47                 Director
Jonathan R. Wolter                                 44                 Treasurer and Vice President, Finance

- ----------------
(1) Member of Compensation Committee
(2) Member of Audit and Finance Committee
(3) Member of Nominating Committee


    The following information with respect to the current and past five years' business experience and directorships has been furnished to the Company by each of the directors and executive officers.

    Joseph R. Spalliero was elected a Class III director of the Company in January 1995 following the Company's acquisition of Tanon. Mr. Spalliero was also elected President and Chief Executive Officer of the Company in April 1995, and also serves as Chief Operating Officer of Tanon. Mr. Spalliero was formerly the Chairman and President of Tanon prior to the Company's acquisition of Tanon. Joseph Spalliero has over twenty-five years of management experience of increasing responsibilities in the manufacturing industry having produced a variety of electronics products. He founded Tanon Manufacturing, Inc. twelve years ago and served as its Chairman and CEO since inception. Mr. Spalliero was previously Vice President of Operations at Cronus Precision Products which produced a broad range of precision watches. Prior to Cronus, Mr. Spalliero held several positions with manufacturing responsibilities for Intersil Corporation, Fairchild Semi Conductor and Teledyne Corporation.

    Irwin L. Gross was elected a director of the Company in March 1994 to fill a Class II vacancy, and was elected as Chairman of the Board of Directors in April 1995. Since May 1984, Mr. Gross has served as Chairman of the Board of Directors of ICC Technologies, Inc. ("ICC"), a public company which owns a 50% interest in a joint venture partnership formed with Engelhard Corporation in February 1994 which is engaged in the business of designing, manufacturing and marketing environmentally beneficial and energy efficient, desiccant cooling systems
(the "Engelhard -

ICC Joint Venture Partnership"). Mr. Gross is also President and Chief
Executive Officer of ICC and the Chief Executive Officer of the
Engelhard - ICC Joint Venture Partnership. Mr. Gross served on the Board of Directors of Powerspectrum Inc., a private company involved in telecommunications from 1992 to July 27, 1993. From January 1982 to May 1984, Mr. Gross was employed in various capacities by International Mobile Machines Corporation, a publicly-held company engaged in the development of telecommunications systems and computer security devices, in which company he served as Executive Vice President from January 1982 until October 1983 and as Director for Corporate Development from October 1983 until April 1984. From 1968 to 1982, he was a practicing attorney in Philadelphia, Pennsylvania. He holds a Bachelor of Science degree in Accounting from Temple University, Philadelphia, Pennsylvania, and a Juris Doctor degree from Villanova University, Villanova, Pennsylvania.

    Bruce P. Murray was elected a director of the Company in February 1994 to fill a Class III vacancy. He served as Chairman of the Board from February 1994 through January 1995. He has been President of The Bannock Burn Group, Ltd., a management consulting firm, since April 1987. Mr. Murray received his B.S. degree from the United States Merchant Marine Academy and his M.S. degree from Rensselaer Polytechnic Institute.

    G. Corson Ellis was elected to the Company's Board of Directors in 1990, is a Class II director, and is Chairman of the Compensation Committee and a member of the Audit and Finance Committee. He served as Chairman of the Board of Keptel, Inc. (a manufacturer of telecommunications, test and transmission equipment), Tinton, Falls, New Jersey, from 1986 to March, 1994. Mr. Ellis served as Chairman of the Board of Kessler-Ellis Products Co. (a manufacturer of electrical and electronic counting, timing and industrial control equipment), Atlantic Highlands, New Jersey, since 1962, and Chairman of Ellis/Kuhnke Controls Co. (a manufacturer of pneumatic timers, timing valves and controls), Atlantic Highlands, New Jersey, since 1972. Mr. Ellis is a graduate of Yale University and attended the University of Chicago Graduate School of Business.

    Jules M. Seshens was elected a director of the Company in May 1994 to fill a Class I vacancy. Mr. Seshens was also elected Vice President, Corporate Development of the Company in April 1995. He has been an independent venture capitalist/entrepreneur since May 1982 in the computer, telecommunications, energy services and environmental services industries. He has served as President of The Best Company, an environmental services company, from 1989 to 1992; Corporate Vice President of Marketing and Sales for ICC from 1985 to 1989; and Executive Vice President of General Data Systems, Ltd., a company engaged in providing consulting and computer-based products and services from 1982 to 1985. From May 1969 until May 1982, Mr. Seshens was employed by COMSHARE, Inc., an international computer services company, in various management positions, including Vice President and General Manager of the Microcomputer Division from July 1981 to May 1982 and, prior to that, as Vice President and General Manager of the Telephone/Telecommunications Industries Division. Mr. Seshens holds both a Bachelor of Science Degree and Master of Business Administration Degree from Temple University, Philadelphia, Pennsylvania.

    Seth Joseph Antine was elected a director of the Company in May 1994 to fill a Class I vacancy. Since April 1993 he has been an independent financial consultant with an office in New York, New York. From January 1991 until April 1993, Mr. Antine was President of Gotham Food Corp., an owner and operator of several restaurants in New York, New York. From January 1990 until January 1991 Mr. Antine was an accountant with Laventhol & Horwath. From December 1985 until December 1989 Mr. Antine was a student at Touro College, New York, New York, and received a B.S. degree in accounting from Touro College in December 1989.

    Michael M. Michigami joined the Company as its President, Chief Executive Officer, and a Class II director in March 1995. On April 13, 1995, Mr. Michigami ceased to be President and Chief Executive Officer of the Company and remains a director of the Company. From 1992 to 1994, Mr. Michigami was Chairman of the Board and Chief Executive Office of Digital Microwave Corporation, an international designer, manufacturer and marketer of wireless telecommunications systems and services. From February 1991 until May 1992, Mr. Michigami had his own acquisition and consulting services firm. From 1989 to 1991, Mr. Michigami was President, Chief Executive Officer, and a director of Datapoint Corporation, a global designer, manufacturer and marketer of computer network systems and services. He holds a B.A. degree in psychology from Trinity College and an M.B.A. degree from the Wharton School. Mr. Michigami is a trustee of Trinity College, Hartford, Connecticut.

    Jonathan R. Wolter was elected Treasurer and Vice President, Finance in January 1995 following the Company's acquisition of Tanon. Mr. Wolter also serves as the Chief Financial Officer of Tanon. Mr. Wolter joined Tanon in December 1993 and was most recently the Corporate Controller of Failure Analysis Associates, Inc., an international engineering firm, for three and one half years during which time the company completed its successful initial public equity offering. Prior to this, Mr. Wolter was Vice President and Treasurer of First Republic Bancorp, Inc., a public company in San Francisco, a position he held for three years. From 1975 through 1986, he was employed by Arthur Andersen & Co. most recently as a senior audit manager. Mr. Wolter earned his BS degree from the University of California at Berkeley in 1975 after serving in the US Air Force. He is a Certified Public Accountant.

    The Board of Directors is divided into three classes, each of which serves for three (3) year terms, with one class standing for election every year. The term of the Class I directors expires in 1996. Mr. Seshens and Mr. Antine are the Class I directors. The term of the Class II directors expires in 1995. Messrs. Ellis, Gross and Michigami are the Class II directors. The term of the Class III directors expires in 1997. Mr. Spalliero and Mr. Murray are the Class III directors.

    The executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Mr. Gross is a director of ICC Technologies, Inc. No other director of the Company holds any other directorships in a company with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Reports under Section 16(a) of the Securities Exchange Act of 1934
- ------------------------------------------------------------------

    Section 16(a) of the Exchange Act requires EAI's officers and directors, and persons who own more than ten percent of a registered class of EAI's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish EAI with copies of all Section 16(a) forms they file.

    To the best of the Company's knowledge, based solely on a review of Forms 3, 4 and 5 and written representations filed with the Company, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with, except that the following named directors, officers or beneficial owners of more than 10% of the common stock of the Company made the following number of late filings of reports required by
Section 16(a) of the Exchange Act (each report related to a single transaction except for Loretta Milo) during fiscal year ended December 31, 1994: Loretta Milo (2) (2 transactions); Charles A. Milo (1); Irwin Gross (1); Jules Seshens
(1); Corson Ellis (1); Seth J. Antine (1); Naomi Bodner (2); Laura
Huberfeld (2).

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers
- ----------------------------------

    The following Summary Compensation Table sets forth, for the three fiscal years ended December 31, 1994, the compensation for services in all capacities earned by the former Chief Executive Officer of the Company. No other executive officer of the Company received or accrued compensation exceeding $100,000 in fiscal year 1994.

                                            Summary Compensation Table

                                         Annual Compensation                          Long-Term Compensation
                               ----------------------------------------   -----------------------------------------------
                                                                                      Awards                  Payouts
                                                                          ------------------------------  ---------------
                                                             Other                        Securities        Long-Term
                                                             Annual         Restricted    Underlying        Incentive     All Other
   Name and Principal                                       Compen-           Stock        Options/           Plan         Compen-
        Position          Year   Salary($)     Bonus($)     sation($)       Award(s)($)      SARs(#)        (Payouts($)    sation($)
        --------          ----   ---------     --------     ---------       -----------      -------        -----------    ---------
Charles A. Milo.........  1994    $110,644      $ 10,000        ---             ---         342,000(6)          ---        1,581(4)
 Former President         1993     100,000      $120,000(2)     ---             ---          97,000(3)          ---      $ 2,927(4)
 and CEO(1)               1992      46,154           ---        ---        $100,000(5)          ---             ---          ---

- -----------

(1) Mr. Milo resigned as President and Chief Executive Officer and as director of the Company on February 2, 1995.

(2) Includes a $105,000 bonus paid in 1993 pursuant to an Employment Agreement executed in 1992.

(3) The exercise prices for such options are equal to $ 1.688 with respect to 2,000 shares and $1.625 with respect to 95,000 shares. Such exercise prices are equal to the fair market value of the Company's common stock on the respective dates of grant.

(4) Represents EAI's contribution to EAI's 401(k) Savings Plan (which covers employees who have completed six months of service).

(5) Represents 31,124 shares of common stock comprising a portion of the consideration paid by the Company in connection with the acquisition of assets and stock of entities affiliated with Mr. Milo. The closing market price per share of the Company's common stock as reported on the NYSE on the date of award was $3.21. The closing price per share reported on the NYSE on December 30, 1994 was $8.25.

(6) Such options to purchase a total of 342,000 shares of common stock were granted to Charles A. Milo in 1994 pursuant to the Company's 1972 Stock Option Plan. Options to purchase 2,000 shares have an exercise price of $1.125, or 100% of the fair market value on January 2, 1994, the date of grant and vest at the rate of 25% annually commencing January 2, 1995; options to purchase 20,000 shares have an exercise price of $2.00, or 85% of the fair market value on the date of grant, January 20, 1994 and all such options vest on January 20, 1995. Options to purchase 250,000 shares have an exercise price of $4.44, or 100% of the fair market price on May 17, 1994, the date of grant and vest at the rate of 33-1/3% per year commencing May 17, 1995; options to purchase 50,000 shares have an exercise price of $4.375, or 100% of the fair market price on the date of grant and vest at the rate of 25% per year commencing May 2, 1995; and options to purchase 20,000 shares have an exercise price of $3.78 or 85% of the fair market value on the date of grant and vest on May 17, 1995, the first anniversary of the date of grant. The 1972 Stock Option Plan, as amended (the "1972 Stock Option Plan") was adopted to assist in the Company's retention of high quality personnel and to provide key employees with additional incentive to contribute to the success of the Company through the grant of options to purchase shares of the Company's common stock. The 1972 Stock

    Option Plan provides for the grant of non-qualified stock options and "incentive stock options" as that term is defined in Section 422 of the Internal Revenue Code. Of the options granted to Mr. Milo in 1994 and 1993, options to purchase 348,125 shares were cancelled upon Mr. Milo's resignation on February 2, 1995 and options to purchase 90,875 shares were exercised following such resignation.

    The following table sets forth information concerning grants of stock options to purchase common stock to the named executive officer during the fiscal year ended December 31, 1994.

                                       Option/SAR Grants in Last Fiscal Year

                                      Individual Grants
                                -----------------------------------------------------------------------------------
                                      Number of           Percent of
                                     Securities             Total
                                     Underlying          Options/SARs                                                   Grant
                                      Options/            Granted to                                                    Date
                                        SARs             Employees in          Exercise or          Expiration         Present
             Name                   Granted(#)(2)        Fiscal Year         Base Price($/sh)          Date           Value(3)
             ----                   -------------        -----------         ----------------          ----           --------
Charles A. Milo.........                      2,000                 0.2%                   $1.125    1/03/2004        $  1,229
Former President                             20,000                 2.2%                    2.00     1/19/2004          31,217
and CEO(1)                                   50,000                 5.4%                    4.375    5/01/2004         139,960
                                             20,000                 2.2%                    3.78     5/16/2004          69,084
                                            250,000                27.1%                    4.44     5/16/2004         755,225

- -----------

    (1) Mr. Milo resigned as President and Chief Executive Officer and as director of the Company on February 2, 1995.

    (2) For information regarding such options, see footnote (6) to the Summary Compensation Table.

    (3) Based on the Black-Scholes American option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under the model are based on arbitrary assumptions as to variables such as a risk free rate of return based upon the interest rate on 10 year treasury notes on the date of grant, stock price volatility over a three year period, dividend yield of zero, no presumption of early exercise and no adjustment for non-transferability or risk of forfeiture.

    The following table sets forth information concerning the exercise of options to purchase the Company's common stock by the named executive officer during the fiscal year ended December 31, 1994 as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1994.

            Aggregated Option/SAR Exercises in Last Fiscal Year and
               Fiscal Year-End Values of Unexercised Option/SARs

                                                                                         Number of              Value of
                                                                                        Securities            Unexercised
                                                                                        Underlying            In-The-Money
                                                                                        Unexercised           Options/SARs
                                                                                       Options/SARs            at Fiscal
                                                                                         at Fiscal               Year-
                                                                                      Year-End(#)(1)            End($)(2)
                                                   Shares                              -------------         -------------
                                                 Acquired on          Value            Exercisable/           Exercisable/
                    Name                         Exercise(#)       Realized($)         Unexercisable         Unexercisable
                    ----                         -----------       -----------         -------------         -------------
Charles A. Milo.........................            ----               ----                43,000/             $ 284,844/
Former President and CEO                                                                  396,000              $1,732,556

- -------------------

(1) For information regarding such options, see footnotes (3) and (6) to the Summary Compensation Table.

(2) Based on the closing price per share reported on the NYSE on December 30, 1994 of $8.25.


    The named executive officer was not granted options or rights which were the subject of any repricings.

    In view of the recent changes to existing tax laws, the Company presently is considering what action, if any, it will take with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code. Effective January 1, 1994, Section 162(m) of the Code limits deductions for compensation paid to or accrued for any officer named in the Summary Compensation Table to $1,000,000 per annum. Certain types of compensation which qualify as performance-based compensation are not subject to the specified limit on deductibility.

Employment Contracts and Termination of Employment Agreements
- -------------------------------------------------------------

    Milo Employment Agreement and Separation Agreement. Mr. Milo entered into an
    --------------------------------------------------
Employment Agreement with the Company dated as of November 15, 1993 (the "1993 Agreement") pursuant to which he served as President and Chief Executive Officer of the Company. The 1993 Agreement, which superseded a March 1993 Employment Agreement between Mr. Milo and the Company, provided for a two year term and an annual salary of $160,000. During the term of his employment by the Company, Mr. Milo was eligible to participate in the Company's Management Incentive Compensation Plan and other benefits plans, as provided by the Company from time to time subject to eligibility standards which apply to other officers of the Company. The Company was obliged to provide living accommodations to Mr. Milo in the West Long Branch, New Jersey area. From January 20, 1994 until July 15, 1994, Mr. Milo voluntarily reduced his annual compensation by 50% to $80,000 in connection with a cost containment program undertaken by the Company pursuant to which the compensation of most employees was reduced by 20%. On July 15, Mr. Milo's salary was raised to $128,000 or 80% of his base salary. Under the terms of a 1992 employment agreement between Mr. Milo and the Company, Mr. Milo was also entitled to receive a $50,000 bonus and options to purchase 5,000 shares of the Company's stock in May 1995. See "Certain Relationships and Related Transactions."

    On February 2, 1995, pursuant to negotiations which had commenced in November, 1994, Charles A. Milo resigned as President and director of the Company to pursue other interests. On that date, the Company entered into a separation agreement with Mr. Milo (the "Separation Agreement") pursuant to which (i) the Company agreed to pay him his regular compensation as an employee through March 31, 1995, (ii) Mr. Milo was deemed to have earned his $50,000 bonus, which was payable in four equal installments through March 31, 1995,
(iii) the loan to Mr. Milo by the Company on September 15, 1994 in the principal amount of $160,000 was cancelled with Mr. Milo having no further liability thereunder, (iv) $10,000 fee for services to be rendered in connection with the closure or sale of the Company's Mexican facility, and (v) the exercise period for certain options held by Mr. Milo and his wife was extended to September 30, 1995. Mr. Milo agreed to limit the sale of his shares of common stock in the Company during the two calendar quarters following his resignation to 100,000 shares per each quarter and during the next six calendar quarters to those shares which he is eligible to sell pursuant to Rule 144. After such period, there will be no further restrictions on the sale of his shares.

Compensation of Directors
- -------------------------

    From January 1, 1994 through July 31, 1994 the moratorium on directors' fees for non-employee directors implemented in November 1993 continued, with all non-employee directors serving without receiving any payment of meeting fees or annual retainer fees. Effective August 1, 1994, the Compensation Committee recommended, and the Board of Directors approved, an annual stipend of $50,000, payable in monthly installments to Mr. Murray and Mr. Seshens, in consideration for extraordinary services to be rendered by them in connection with the BarOn and Tanon acquisitions. During 1994, Mr. Murray and Mr. Seshens each received $20,833 in consideration for such services during the five month period ended December 31, 1994. The other non-employee directors continued to serve during 1994 without receiving any meeting fees or retainer fees. All non-employee directors are reimbursed by the Company for all reasonable out-of-pocket expenses incurred in attending Board and Committee meetings, as well as other business performed on behalf of the Company. The Company's policy is not to pay any meeting fees or annual retainer fees to directors who are also employees of the Company.

    In January 1995, the Compensation Committee recommended, and the Board of Directors approved, an increase in the annual stipend payable to Messrs. Murray and Seshens to $150,000 and an annual stipend of $75,000 payable to Mr. Gross, in each case payable in equal monthly installments in consideration for providing extraordinary services to the Company throughout the year. Effective March 31, 1995, after receiving stipend payments for three months, the stipends payable to Messrs. Murray and Gross were suspended indefinitely and remain suspended as of the date of this report. The Company continues to pay Mr. Seshens an annual stipend of $150,000 in consideration for his services.

    Consulting Agreement with Gross.  For information with respect to the
    -------------------------------
Company's consulting agreement with Irwin L. Gross, see "Certain Relationships and Related Transactions."

    Parton and Coe. Effective May 2, 1994 Charles T. Parton, former Chairman of
    --------------
the Company's Board of Directors, and Bruce F. Coe resigned as directors of the Company. Options granted to each of them under the Company's 1994 Directors Plan were cancelled and, in substitution therefor, the Board of Directors awarded 5,000 shares of common stock to Mr. Parton and 4,000 shares of common stock to Mr. Coe. The Company has granted piggyback registration rights to Messrs. Parton and Coe with respect to these shares entitling them to the registration of these shares under the Act under certain circumstances. The Shares of common stock issued to Messrs. Parton and Coe have not been registered under the Act and, accordingly, are not freely tradeable. In addition, the vesting of options to purchase 6,000 shares of common stock previously granted to each of Messrs. Parton and Coe under the 1991 Directors Plan was accelerated by the Board of Directors and the Company paid $8,750 and $5,000 to Messrs. Parton and Coe, respectively. The 12,000 options granted to Messrs. Parton and Coe under the 1991 Directors Plan were exercised in May, 1994.

    1991 Directors Plan. In 1991, the Board of Directors adopted, and the
    -------------------
shareholders approved, the 1991 Stock Option Plan for Non-Employee Directors (the "1991 Directors Plan"). The 1991 Directors Plan provided for grants of options to "non-employee directors" of the Company. A "non-employee director" is a director who is not an employee of the Company and who has not been an employee of the Company for a period of at least one year prior to the grant of an option under the 1991 Plan. Under the 1991 Directors Plan, commencing with the 1991 Annual Meeting of Shareholders, each person who was a non-employee director immediately after the Annual Meeting of Shareholders became entitled to receive, on the date of the Annual Meeting, an option to purchase 2,000 shares of common stock. The 1991 Directors Plan was terminated effective March 10, 1994, but options with respect to an aggregate of 6,000 shares previously granted under the plan remain outstanding and in effect in accordance with their original terms. The exercise prices to purchase shares under such options are equal to the fair market value of the Company's common stock on the date of grant of the respective options.

    1994 Directors Plan. In March 1994 the Board of Directors adopted, and in
    -------------------
May 1994 the shareholders approved, the Company's 1994 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). An aggregate of 400,000 shares has been reserved for issuance under the Directors Plan. Under the terms of the Directors Plan, each person who is an Eligible Director (as defined in the Directors Plan) on March 10, 1994 (the "Effective Date") and each person who becomes an Eligible Director thereafter will be granted an option to purchase 50,000 shares of common stock. The Directors Plan also provides for the grant of an additional option to purchase 10,000 shares of common stock to the individual serving as Chairman of the Board on and after the Effective Date. There is in each case a vesting date which may be accelerated under certain circumstances. Options to purchase a total of 260,000 shares have been granted and are outstanding. The exercise prices to purchase shares under such options are equal to the fair market value of the Company's common stock on the date of grant of the respective options. In approving the Directors Plan, the Board considered a variety of factors, including the reduction in amount and subsequent suspension of payment of fees payable to non-employee directors of the Company, the significant commitment of time required from members of the Board to address the issues arising out of the financial difficulties experienced by the Company in recent periods and the importance to the Company and its shareholders of attracting and retaining the services of experienced and knowledgeable independent directors. Only non-employee directors of the Company may participate in the Directors Plan. The Chief Executive Officer, other executive officers, officers and employees of the Company are not eligible to participate in such plan.

    The following table sets forth the number of options granted under the Directors Plan to the named non-employee directors in 1994. The per share fair market value of the Company's common stock on February 28, 1994, the grant date for options granted to Messrs. Murray and Ellis, was equal to the per share exercise price for such options of $3.50. The per share market value on March 21, 1994, the grant date for options to Mr. Gross was equal to the per share exercise price for such options of $3.25. The per share fair market value of the Company's common stock on May 2, 1994, the grant date for the options granted to Messrs. Seshens and Antine was equal to the per share exercise price for such options of $4.31.

                                                1994 Directors Plan

                      Name and Position                                    Number of Options(1)
                     -------------------                                  ---------------------
Bruce P. Murray..............................................                     60,000
  Director (Former Chairman of the Board)
Jules M. Seshens.............................................                     50,000
  Director





G. Corson Ellis..............................................                     50,000
  Director
Seth Joseph Antine...........................................                     50,000
Irwin L. Gross...............................................                     50,000
  Director (current Chairman of the Board)

- -------------------

(1) Options vest on specified dates or, in certain instances, upon the achievement of Operating Profitability as defined in the plan. As of March 31, 1995, 30% of such options granted to Seshens and Antine are currently exercisable and 45% of such options granted to Messrs Murray, Ellis and Gross are currently exercisable.

    Equity Incentive Plan. On May 17, 1994, the Board of Directors adopted the
    ---------------------
Company's Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by the shareholders of the Company at the Special Meeting of Shareholders held on June 28, 1994. The Equity Incentive Plan provides for the granting of awards ("Awards") to directors (whether or not employees), officers, employees and consultants in the form of stock options, stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock Awards") and deferred stock awards ("Deferred Stock Awards"). The variety of awards authorized by the Equity Incentive Plan is intended to give the Company flexibility to adapt the Company's compensation practices as the business environment in which it operates changes. The Board of Directors believes that the Equity Incentive Plan will provide a method whereby certain directors, officers, employees and consultants can share in the long-term growth of the Company. The aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan is 3,000,000 shares. During 1994 options to purchase 1.8 million shares were granted to five non-employee directors, each with exercise prices equal to the fair market value of the Company's common stock on the date of grant of the respective options.

    The following table sets forth the number of options granted under the Equity Incentive Plan to the named non-employee directors of the Company in 1994. The per share fair market value of the Company's common stock on May 17, 1994, the grant date for the options granted to the persons named in the table below, was $4.44, and the exercise price for all such options was $4.44. Each option has a term of ten (10) years.

                                               Equity Incentive Plan

                         Name and Position                                           Number of Options(1)
                        -------------------                                          --------------------
Bruce P. Murray.....................................................                         200,000
  Director (former Chairman of the Board)
Irwin L. Gross......................................................                       1,000,000
  Director (current Chairman of the Board)
G. Corson Ellis.....................................................                         200,000
  Director
Jules M. Seshens....................................................                         200,000
  Director
Seth Joseph Antine..................................................                         200,000
  Director

- ------------

(1) Options are exercisable cumulatively in three equal annual installments, with the first installment becoming exercisable on May 17, 1995.


    Additional Information with Respect to the Compensation Committee Interlocks
    ----------------------------------------------------------------------------
and Insider Participation in Compensation Decisions
- ---------------------------------------------------

    The members of the Compensation Committee for the Company in 1994 were Bruce P. Murray, G. Corson Ellis and Jules M. Seshens.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management
- --------------------------------

    The following table sets forth, as of March 31, 1995, information with respect to the ownership of the Company's outstanding common stock by (i) each of the Company's directors and any nominees, (ii) each of the Company's executive officers named in the Summary Compensation Table, and (iii) all executive officers and directors as a group. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares beneficially owned by him.


                                                                           Amount and
                                                                           Nature of
               Name and                                               Beneficial Ownership
              Address of                                              (number of shares of                       Percent
           Beneficial Owner                     Position                   common stock)                        of Class
           ----------------                     --------              --------------------                      --------
Joseph R. Spalliero...................   President, CEO                  992,259                                 9.58%
 Tanon Manufacturing, Inc.               and Director
 46360 Fremont Blvd.
 Fremont, CA  94538-6406
Charles A. Milo.......................   Former President,             1,225,250(1)                             10.99%
 10701 Avenida Hacienda East             CEO and Director
 Tucson, AZ  85748
Irwin L. Gross........................   Chairman of the                 496,833(6)(7)                           4.58%
                                         Board
Bruce P. Murray.......................   Director                         93,667(2)(3)                                (4)
G. Corson Ellis.......................   Director                        149,817(3)(5)(6)                        1.43%
Jules M. Seshens......................   Vice President,
                                         Corporate Development; and
                                         Director                         89,167(3)(6)                                (4)
Seth Joseph Antine....................   Director                        108,813(3)(6)(8)                        1.04%
Michael Michigami.....................   Director                         80,000(9)                                   (4)

All directors and executive
  officers as a group (7 persons).....                                 3,235,806(2)(3)(5)                       26.75%
                                                                       (6)(7)(8)(9)

- --------------
(1) Includes 429,166 shares of common stock held by Mr. Milo and his spouse as joint tenants as to which they share voting and dispositive power with respect to such shares. Also includes currently exercisable Class A Warrants to purchase 398,042 shares of common stock and Class B Warrants to purchase 398,042 shares of common stock held by Mr. and Mrs Milo as joint tenants. Does not include options to purchase 439,000 shares of common stock granted to Mr. Milo pursuant to the Company's 1972 Stock Option Plan, 348,125 of which were cancelled upon Mr. Milo's resignation in February 1995 and 90,875 of which were exercised by Mr. Milo after his resignation. See "Executive Compensation - Summary Compensation Table."

(2) Represents currently exercisable options to purchase 27,000 shares of common stock granted pursuant to the Company's Directors Plan. Does not include options to purchase 33,000 shares granted under the Directors Plan which are not currently exercisable. See "Executive Compensation - Compensation of Directors."

(3) Also includes 66,667 shares issued under the Company's Equity Incentive Plan but does not include options to purchase 133,333 shares granted pursuant to that Plan, which are not currently exercisable.

(4) Represents less than 1% of the outstanding shares of common stock. See "Executive Compensation - Compensation of Directors."

(5) Includes currently exercisable options to purchase 4,500 shares granted pursuant to the Company's 1991 Stock Option Plan for Non-Employee Directors. Also includes 36,000 shares of common stock acquired from the Company in the June Private Placement and by the subsequent exercise of Class C Warrants. Does not include option shares which are not currently exercisable. Also includes 3,400 shares held by Mr. Ellis' wife, as to which shares he disclaims beneficial ownership.

(6) Includes options to purchase 22,500 shares of common stock granted pursuant to the Directors Plan. See "Excutive Compensation - Compensation of Directors." Does not include options to purchase 27,500 shares granted under the Directors Plan which are not currently exercisable.

(7) Includes warrants to purchase an aggregate of 131,000 shares of common stock issued by the Company to Mr. Gross, in connection with his retention as a consultant to the Company in March 1994. Also includes 333,333 shares issued under the Company's 1994 Equity Incentive Plan but does not include options to purchase 666,667 shares granted pursuant to the Company's 1994 Equity Incentive Plan which are not currently exercisable. See "Executive Compensation - Compensation of Directors," and "Certain Relationships and Related Transactions."

(8) Includes 2,000 shares owned by Mr. Antine and his wife, as joint tenants, as to which they share voting and dispositive power. Also includes 5,882 shares of common stock and Class A Warrants to purchase 5,882 shares of common stock and Class B Warrants to purchase 5,882 shares of common stock acquired from the Company in a private offering completed in February 1994.

(9) In connection with the engagement of Michael Michigami as President and CEO in March 1995, the Company granted Mr. Michigami incentive stock options under the 1972 Stock Option Plan to purchase 400,000 shares of the Company's common stock at an exercise price of $7.00, which was equal to the fair market value on the date of grant, which options vest and become exercisable proportionately over a five year period commencing on the date of grant. Accordingly, 80,000 shares represents the currently exercisable options granted pursuant to the Company's 1972 Stock Option Plan, but does not include the options to purchase 320,000 shares granted under such plan which are not currently exercisable.

Beneficial Owners
- -----------------

    The following table sets forth, as of March 31, 1995, in addition to any member of management who is a beneficial owner of more than 5% of the Company's outstanding common stock as indicated above, the name and address of each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock. Unless otherwise indicated, each individual has sole voting and investment power over such shares.

Name and Address                                     Amount and Nature of                     Percent
of Beneficial Owner                                  Beneficial Ownership                     of Class
- -------------------                                  --------------------                     --------
Laura Huberfeld ..........................           1,183,826 shares (1)                      10.61%
420 West End Avenue
New York, NY  10024
Naomi Bodner .............................           1,183,826 shares (1)                      10.61%
16 Grosser Lane
Monsey, NY  10952
Charles A. Milo ..........................           1,225,250 shares (2)                      10.99%
10701 Avenida Hacienda East
Tucson, AZ  85748
Loretta W. Milo ..........................           1,225,250 shares (2)                      10.99%
10701 Avenida Hacienda East
Tucson, AZ  85748
Jules Nordlicht ..........................             550,000 shares                           5.31%
225 West Beach Street
Long Beach, NY  11561



- ----------------

(1) Includes 352,942 shares of common stock, Class A Warrants to purchase 352,942 shares of common stock and Class B Warrants to purchase 352,942 shares of common stock. All such warrants are exercisable immediately. Also includes currently exercisable options to purchase 125,000 shares of common stock held by Broad Capital Associates. See "Certain Relationships and Related Transactions -- Consulting Agreement with Broad Capital."

(2) Includes 429,166 shares of common stock, Class A Warrants to purchase 398,042 shares of common stock and Class B Warrants to purchase 398,042 shares of common stock. Such warrants are exercisable immediately. The 429,166 shares, Class A Warrants and Class B Warrants are held by Mr. Milo and his wife, Loretta W. Milo, as joint tenants. Mr. and Mrs. Milo share voting and dispositive power with respect to shares they hold as joint tenants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Milo Acquisition and Related Agreements. On May 29, 1992, the Company
    ---------------------------------------
completed the Milo Acquisition of assets of MTI and the acquisition of all of the outstanding stock of Milotec for a total consideration of $900,000 (the "Consideration") consisting of $300,000 cash, $100,000 of the Company's common stock (31,124 shares) and $500,000 in promissory notes, of which $100,000 was paid in August 1993. On May 31, 1994, pursuant to the terms of agreements among Mr. Milo, MTI, the Company, and the investors in the February Private Placement, all of the outstanding debt of the Company to MTI and Mr. Milo ($338,366 at that date) was converted into 398,042 units of securities of the Company, each unit consisting of one share of common stock, one Class A Warrant and one Class B Warrant.

    Charles A. Milo and Loretta Milo, his wife, are the holders of all of the stock of MTI and Mr. Milo was the holder of substantially all of the stock of Milotec. At the closing of the Milo Acquisition, the Company entered into non-compete agreements with Charles Milo and Loretta Milo. Of the consideration paid in the Milo Acquisition, $350,000 represents the amount payable under the terms of non-compete agreements between the Company and each of Charles Milo and Loretta Milo. Under the terms of the respective non-compete agreements, each of Charles Milo and Loretta Milo agreed (i) not to engage directly or indirectly in business substantially similar to the Company's contract manufacturing business nor to compete with such business in the continental United States, Puerto Rico or foreign countries in which MTI or Milotec had conducted such businesses, and
(ii) not to solicit business nor to interfere with the business, goodwill, or customers of the Company, Milotec or any of their subsidiaries or affiliates, for the respective terms of their agreements with the Company. The term of Mr. Milo's non-compete agreement is five years ending May 1997, and the term of Mrs. Milo's non-compete agreement was one year, which expired in May 1993.

    At the closing of the Milo Acquisition, the Company entered into an employment agreement ("1992 Employment Agreement") with Mr. Milo. Pursuant to the 1992 Employment Agreement, Mr. Milo was employed for a term of three years commencing May 1992, as the Site Manager at the Company's Tucson, Arizona facility and the Milotec facility in Nogales, Mexico at an annual compensation of $80,000. In December 1992, Mr. Milo assumed the duties of General Manager of the Company's contract manufacturing division, and in November 1993, Mr. Milo assumed the duties of President and Chief Executive Officer of the Company at an annual salary of $160,000. Mr. Milo entered into a 1993 Employment Agreement ("1993 Employment Agreement") with the Company relating to his services as President and Chief Executive Officer superseding a March 1993 Employment Agreement. In January 1994, Mr. Milo voluntarily reduced such salary by 50% in connection with a cost containment program undertaken by the Company in which the compensation of most employees was reduced by 20% in exchange for options to purchase 40,000 shares of common stock of the Company at an exercise price equal to 85% of the fair market value on the date grant. The 1992 Employment Agreement remained in effect with respect to a cash bonus and certain stock options discussed below.

    Under the terms of the 1992 Employment Agreement, Mr. Milo became entitled to certain benefits and expenses including (i) bonus payments of $105,000 and $50,000 due January 8, 1993 and May 1, 1995, respectively, (ii) options to purchase 2,000 shares of the Company's common stock on each of January 1993 and 1994 at an exercise price of $1.69 and $1.13, respectively, and (iii) options to purchase 5,000 shares of the Company's common stock upon completion of the three year term of the 1992 Employment Agreement at an exercise price to be determined based upon the fair market value in May 1995. The bonus payment to Mr. Milo and the payment of $100,000 pursuant to one of the notes given by the Company in connection with the purchase of MTI due in January 1993, were deferred, but were paid in full in August 1993, together with accrued interest. Payment of a note in the initial principal amount of $400,000 given by the Company in connection with the acquisition was also deferred in connection with the restructuring of the Company's bank indebtedness in March 1993. In August 1993 the terms of the note were amended to provide for nineteen monthly installment payments of principal and interest in the approximate amount of $19,926 each commencing on August 15, 1993 and a final payment of approximately $16,800 in March 1995. Mr. Milo agreed to suspend such payments as of January 1994. On May 31, 1994 such note was converted into 398,042 units as discussed above. See "Milo Separation Agreement" below.

    Contemporaneous with the Milo Acquisition, the Company entered into a sublease with MTI for approximately 4,900 square feet of space in Tempe, Arizona. The term of the sublease was twelve months commencing May 1992 at a base rent of $1,960 per month plus utilities and applicable taxes. The term of the sublease was not extended and under its terms the Company was obligated to pay one half of the rent and expenses for the eight months of the primary lease term ending January 1994 or approximately $7,300.

    The Company also entered into a lease with Charles A. Milo and Loretta Milo for 33,120 square feet of office, manufacturing and warehouse space in Tucson, Arizona for a term of five years, commencing June 1, 1992. The current monthly rental is $15,235. The Company has an option to extend the term of the lease for an additional five year period.

    Milo Loan. On September 15, 1994, Charles A. Milo borrowed $160,000 from the
    ---------
Company. The loan was repayable interest only, monthly at the prime rate plus 2.25%, with the principal being due, in full, on September 15, 1996. The loan was secured by a pledge of 31,000 shares of the Company's common stock which Mr. Milo owns jointly with his wife. On February 2, 1995, pursuant to the terms of the Separation Agreement with Mr. Milo, such loan was cancelled by the Company with Mr. Milo having no further liability thereunder.

   Milo Separation Agreement. On February 2, 1995, Mr. Milo resigned as
   -------------------------
President and director of the Company and entered into a Separation Agreement within the Company. For information with respect to the terms of the Company's Separation Agreement with Mr. Milo, see "Executive Compensation - Employment Contracts and Termination of Employment Agreements."

    Agreement With Former President Rogers. Upon his resignation in November
    --------------------------------------
1993, the Company and Richard G. Rogers, former President and Chief Executive Officer of the Company, entered into an Executive Services Agreement, dated November 15, 1993, pursuant to which, among other things, the parties terminated the Employment Agreement and Severance Agreement between the Company and Mr. Rogers dated November 18, 1991, as amended, and Mr. Rogers agreed to continue to perform certain services for the Company. Such Executive Services Agreement, as amended on March 14, 1994 terminated pursuant to its terms in March 1994 upon Mr. Rogers' reemployment with another entity. Under the Executive Services Agreement, as amended, Mr. Rogers received 15,000 shares of common stock upon the cancellation of previously granted stock options, the assignment of a term life insurance policy and an aggregate amount of $94,615, payable in substantially equal biweekly installments of $3,100 during the period ending November 18, 1994.

    Bannock Burn Consulting Services.  The Bannock Burn Group, Ltd. of which
    --------------------------------
Bruce Murray, a director, is President, performed consulting services for the Company in fiscal 1994, for which it was paid an aggregate of $47,957. See "Executive Compensation - Compensation of Directors" and "Certain Relationships and Related Transactions - Directors' Compensation."

    Consulting Agreement with Gross. The Company entered into an agreement with
    -------------------------------
Irwin L. Gross in March 1994 pursuant to which Mr. Gross will provide consulting services and financial advice, for a term of five years ending March 1999. In consideration for such services Mr. Gross received a warrant to purchase 262,000 shares of the Company's common stock exercisable 50% on the first anniversary and 50% on the second anniversary of the date of grant at a price of $2.77 per share until March 21, 1999. The closing price of the Company's common stock on the date of grant was $3.25, as reported on the NYSE.

    Directors Compensation. For information with respect to the Company's
    -----------------------
agreements to pay stipends to certain directors in consideration for their extraordinary services to the Company, see "Executive Compensation - Compensation of Directors."

    Tanon Acquisition and Related Agreements. On January 4, 1995, the Company
    ----------------------------------------
acquired Tanon pursuant to the Tanon Acquisition Agreement. Tanon was merged with a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of common stock of the Company with an appraisal value of $13,077,000 in exchange for all of the remaining outstanding shares of common stock of Tanon. Of such shares, Joseph R. Spalliero received 992,259 shares of common stock of EAI in exchange for 1,090,000 shares of Tanon common stock. Mr. Spalliero's children received an aggregate of 18,204 shares of EAI common stock in exchange for 20,000 shares of Tanon common stock. In addition, the Company granted to certain optionholders of Tanon, in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of EAI common stock at a weighted average exercise price of $1.05 per share with an appraisal value of $1,383,000. Of such options (i) Mr. Spalliero and his children received fully vested options to purchase an aggregate of 7,553 shares at an exercise price of $0.99 per share in exchange for their options to purchase shares of Tanon capital stock, and (ii) Jonathan R. Wolter received options to purchase 9,103 shares of EAI common stock at an exercise price of $1.25 per share vesting proportionately over 3 years and 3,154 shares at an exercise price of $0.99 per share which are fully vested.

    Upon consummation of the acquisition of Tanon, the Company, through its wholly-owned subsidiary, Tanon, entered into an Employment Agreement with Joseph
R. Spalliero (formerly the Chairman and President of Tanon), pursuant to which Mr. Spalliero has been engaged as the Chief Operating Officer of Tanon to serve for a term commencing on January 4, 1995 and ending on January 3, 1997. Mr. Spalliero will receive an annual base salary of $240,000. In addition, the Company granted to Mr. Spalliero at closing, incentive and non-incentive stock options to acquire an aggregate of 350,000 shares of common stock of the Company at an exercise price equal to fair market value with respect to 305,000 shares and 110% of fair market value with respect to 45,000 shares, which options will vest proportionately over three years. Mr. Spalliero also received a signing cash bonus of $300,000 upon execution and delivery of his Employment Agreement and is eligible, pursuant to the terms thereof, to earn a cash bonus of up to $750,000, to be paid based upon Tanon meeting certain goals, in equal installments during 1996, 1997 and 1998. The Company granted to Jonathan R. Wolter incentive and non-incentive stock options to acquire an aggregate of 75,000 shares of common stock of the Company at an exercise price equal to fair market value. Such options vest proportionately over four years. Mr.
Wolter is also eligible to participate in the Executive Bonus Plan of the Company adopted upon acquisition of Tanon for annual bonus awards of up to 50% of salary at the discretion of Joseph R. Spalliero.

    In connection with the Tanon acquisition, the Company loaned Mr. Spalliero, the Chief Operating Officer of Tanon, $1,000,000 for a 30-month term with interest fixed at the applicable Federal rate and accruing and due together with principal at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. Also, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000, which had been personally guaranteed by Mr. Spalliero.


    Consulting Agreement with Broad Capital. In January 1995, the Company
    ---------------------------------------
entered into a consulting agreement with Broad Capital Associates, a financial consulting and advisory company in which Murray Huberfeld, husband to Laura Huberfeld, and David Bodner, husband to Naomi Bodner, are principals. Broad Capital Associates was engaged to provide financial consulting services to the Company. Such agreement was amended on April 27, 1995 to expand the services of Broad Capital Associates, cancel the options originally granted by the Company in consideration for such services, and to grant new options to Broad Capital Associates for such services. Accordingly, on April 27, 1995, the Company granted to Broad Capital Associates options to acquire 375,000 shares of common stock of the Company at an exercise price of $8.1875 per share, which price was equal to the fair market value on the date of grant. Such options vest and are exercisable 33-1/3% on the date of grant, 33-1/3% on the first anniversary of the date of grant, and 33-1/3% on the second anniversary of the date of grant.

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

3.2               By-Laws, as amended.

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

+10.49            Business Loan Agreement dated as of October 20, 1994 by and between
                  Electronic Associates, Inc., and BarOn R&D Ltd.

+10.50            Business Loan Agreement dated September 8, 1994 by and between
                  Electronic Associates, Inc. and Tanon Manufacturing, Inc.

+(**) 10.51       Employment Agreement dated as of January 4, 1995 between Tanon
                  Manufacturing, Inc. and Joseph R. Spalliero.

+(**) 10.52       Non-Competition and Confidentiality Agreement dated as of January 4, 1995 by and among Electronic Associates, Inc., Tanon Manufacturing, Inc. and
                  Joseph R. Spalliero.

+10.53            Promissory Note dated January 4, 1995 in the principal amount of $1,000,000 from Joseph R. Spalliero and Patricia Spalliero to Electronic Associates, Inc.

+(**) 10.54       Letter Agreement dated February 2, 1995 between Charles A. Milo and
                  Electronic Associates, Inc.








+(**) 10.55     Amendment dated March 23, 1995 to Consulting Agreement dated March 21,
                1994 between Irwin L. Gross and Electronic Associates, Inc.

+10.56          Manufacturing and Consulting Agreement, dated as of January 16, 1995, between BarOn Technologies Ltd. and Electronic Associates, Inc.



22              Subsidiaries of the registrant

                  a.      The Company has two active subsidiaries:

                          1.      Milotec S.A. De C.V.
                                  Nogales, Sonora, Mexico

                          2.      Tanon Manufacturing, Inc.
                                  Fremont, California

23              Consents of experts and counsel

                  a.      Consent of Arthur Anderson, LLP, Independent Public Accountants of
                          Electronic Associates, Inc.

+27             Financial Data Schedule

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

+       Previously filed.

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

                                     ELECTRONIC ASSOCIATES, INC.
                                     Registrant


                                      By:     /s/ Joseph R. Spalliero
                                           --------------------------
                                           Joseph R. Spalliero, President

                                                           Dated: April 28, 1995




                                     By:     /s/ Jonathan R. Wolter
                                         -----------------------------
                                         Jonathan R. Wolter, Treasurer and Vice
                                                   President, Finance


                                                          Dated:  April 28, 1995

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

3.2                 By-Laws, as amended.

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

+10.49              Business Loan Agreement dated as of October 20, 1994 by and between
                    Electronic Associates, Inc., and BarOn R&D Ltd.

+10.50              Business Loan Agreement dated September 8, 1994 by and between
                    Electronic Associates, Inc. and Tanon Manufacturing, Inc.

+10.51              Employment Agreement dated as of January 4, 1995 between Tanon
                    Manufacturing, Inc. and Joseph R. Spalliero.

+10.52 Non-Competition and Confidentiality Agreement dated as of January 4, 1995 by and among Electronic Associates, Inc.,
                    Tanon Manufacturing, Inc.
                    and Joseph R. Spalliero.


Exhibit No.         Description                                                                         Page
- ----------          -----------                                                                         ----
+10.53              Promissory Note dated January 4, 1995 in the principal amount of
                    $1,000,000 from Jospeh R. Spalliero and Patricia Spalliero to Electronic
                    Associates, Inc.

+10.54              Letter Agreement dated February 2, 1995 between Charles A. Milo and
                    Electronic Associates, Inc.

+10.55              Amendment dated March 23, 1995 to Consulting Agreement dated March
                    21, 1994 between Irwin L. Gross and Electronic Associates, Inc.

+10.56              Manufacturing and Consulting Agreement dated Janaury 16, 1995 between BarOn Technologies, Ltd. and Electronic Associates, Inc.

23                  Consents of experts and counsel

                       a.      Consent of Arthur Anderson, LLP, Independent Public Accountants of
                               Electronic Associates, Inc.

+27                 Financial Data Schedule

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

+ Previously filed.
