Form 10-Q
period 1995-04-01
ELECTRONIC ASSOCIATES INC
filed 1995-05-15
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995       Commission file number 1-4680


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



                                 Non-Applicable
Former name, former address and former fiscal year, if changed since last report




        ----------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        ----------------------------------------------------------------

    As of April 1, 1995, there were 10,483,792 outstanding shares of the Registrant's common stock.

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (UNAUDITED)
                             (thousands of dollars)


                                                                             April 1,                   December 31,
                                                                               1995                          1994
                                                                        ---------------------       -------------------------
ASSETS

Current Assets:
    Cash and cash equivalents..........................................           $    33                        $  6,157
    Receivables, less allowance of $327 in 1995 and
    $207 in 1994 for doubtful accounts.................................            11,933                           5,958
    Inventories........................................................            11,059                           4,178
    Prepaid expenses and other assets..................................               952                             676
                                                                        ---------------------       -------------------------
                    Total current assets...............................            23,977                          16,969
                                                                        ---------------------       -------------------------

 Fixed assets..........................................................            10,354                           7,472
    Less accumulated depreciation......................................            (5,215)                         (4,753)
                                                                        ---------------------       -------------------------
                                                                                    5,139                           2,719
                                                                        ---------------------       -------------------------

Investment in affiliates...............................................               669                           2,745
                                                                        ---------------------       -------------------------


Intangible assets......................................................            14,512                              --
    Less accumulated amortization......................................              (235)                             --
                                                                        ---------------------       -------------------------
                                                                                   14,277                              --
                                                                        ---------------------       -------------------------
Other Assets..........................................................                654                             412
Note receivable.......................................................              1,016                              --
                                                                        ---------------------       -------------------------
                                                                                 $ 45,732                        $ 22,845
                                                                        =====================       =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term liabilities...........................          $  9,843                        $  5,933
    Accounts payable...................................................            12,939                           4,711
    Accrued expenses...................................................             2,472                           1,959
                                                                        ---------------------       -------------------------
                    Total current liabilities..........................            25,254                          12,603
                                                                        ---------------------       -------------------------
Long-Term liabilities:
    Long-term debt.....................................................             1,431                             690
    Other long-term liabilities........................................             2,680                           2,308
                                                                        ---------------------       -------------------------
                    Total long-term liabilities........................             4,111                           2,998
                                                                        ---------------------       -------------------------
                    Total liabilities..................................            29,365                          15,601
                                                                        ---------------------       -------------------------
Shareholders' Equity:
    Common Stock.......................................................            37,838                          20,117
    Accumulated deficit since January 1, 1986..........................           (20,996)                        (12,398)
                                                                        ---------------------       -------------------------
                                                                                   16,842                           7,719
    Less common stock in treasury, at cost.............................              (475)                           (475)
                                                                        ---------------------       -------------------------
                    Total Shareholders' Equity ........................            16,367                           7,244
                                                                        ---------------------       -------------------------
                                                                                  $45,732                         $22,845
                                                                        =====================       =========================


           The accompanying notes are an integral part of these consolidated condensed financial statements


                                      (2)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                  (UNAUDITED)
                 (thousands of dollars, except per share data)


                                                                                          Quarter Ended
                                                                        -----------------------------------------------------
                                                                             April 1, 1995                March 31, 1994

Sales.............................................................             $ 19,056                       $  5,377
                                                                        ---------------------       -------------------------

Cost of sales.....................................................               18,950                          5,062
Selling, general and administrative expenses......................                2,158                            851
Purchased research and development (Note 3).......................                6,012                             --
                                                                        ---------------------       -------------------------
    Total.........................................................               27,120                          5,913
                                                                        ---------------------       -------------------------

Loss from operations...............................................              (8,064)                          (536)

Interest expense...................................................                 328                            125
Interest income....................................................                 (35)                            --
Other expense .....................................................                 241                             --
                                                                        ---------------------       -------------------------
Net loss...........................................................             $(8,598)                        $ (661)
                                                                        =====================       =========================

Loss per common share..............................................             $ (0.84)                        $(0.19)
                                                                        ---------------------       -------------------------

Average common shares outstanding..................................          10,241,278                      3,407,831
                                                                        =====================       =========================


           The accompanying notes are an integral part of these consolidated condensed financial statements


                                      (3)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                    For the Three Months Ended April 1, 1994
                                  (UNAUDITED)
                           (in thousands of dollars)




                                                   Common Stock                          Treasury Stock          Accumulated Deficit
                                                   ------------                          --------------                 Since
                                              Shares             Amount             Shares           Amount         January 1, 1986
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 1994                  8,326,056          $ 20,117           (218,476)         $ (475)         $ (12,398)
Net loss                                                                                                               (8,598)
Issuance of stock:
    Tanon acquisition                       1,538,462            14,460
    BarOn investment                          127,592             1,000
Exercise of stock options                     326,297               527
Exercise of Class C warrants                  383,861             1,734
                                     -----------------------------------------------------------------------------------------------

Balance, April 1, 1995                     10,702,268          $ 37,838           (218,476)         $ (475)         $ (20,996)
                                     ===============================================================================================


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                      (4)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (thousands of dollars)

                                                                                              Quarter Ended
                                                                         -----------------------------------------------------------
                                                                             April 1, 1995                     March 31, 1994
                                                                         ---------------------         ----------------------------

Cash Flows from Operating Activities:
  Net loss ........................................................           $(8,598)                             $(661)
  Adjustment to reconcle net income (loss) to net
    cash provided (used) by operating activities:
  Depreciation and amortization....................................               697                                223
  Purchased research and development...............................             6,012                                 --
  Equity in loss of affiliate......................................               187                                 --
  Provision (credit) for losses on accounts receivable.............                20                                (11)
  Cash provided (used) by changes in:
    Receivables....................................................             2,585                                 89
    Inventories....................................................            (2,099)                              (576)
    Prepaid expenses & other assets................................               814                                 19
    Accounts payable and accrued expenses..........................               845                                151
    Accrued excess leased space costs..............................              (107)                               (68)
    Other operating items - net....................................              (414)                                45
                                                                  ---------------------                -------------------
  Operating cash flow from continuing operations...................             8,540                               (827)
  Operating cash flow from discontinued operations.................                --                                 53
                                                                  ---------------------                -------------------
Net cash used by operating activities .............................               (58)                              (774)
                                                                  ---------------------                -------------------
Cash flows from Investing Activities:
  Capital expenditures sales, net..................................              (758)                               (40)
  Investment in Affiliates ........................................            (5,325)                                --
  Cash acquired in purchase of Tanon ..............................               890                                 --
  Proceeds from the sale of discontinued operations ...............               200                                200
                                                                 --------------------                  -----------------
Net cash provided/(used) by investing activities ..................            (4,993)                               160
                                                                  ---------------------                -------------------
Cash flows from financing activities:
  Net borrowings/(repayments) under line of credit ................            (2,225)                                48
  Repayment of debt in connection with acquisition ................                --                                 (9)
  Principal repayments of long-term debt ..........................              (109)                              (264)
  Proceeds from the exercise of stock options or rights ...........               527                                 --
  Issuance of note receivable in connection with acquisition.......            (1,000)                                --
  Net proceeds from sale of common stock (private placement) and
    exercise of warrants...........................................             1,734                                957
                                                                  ---------------------                -------------------
  Net cash provided by/(used for) financing activities ............            (1,073)                               732
                                                                  ---------------------                -------------------

Net increase/(decrease) in cash and cash equivalents ..............            (6,124)                               118
Cash and cash equivalents at beginning of period ..................             6,157                                 64
                                                                  ---------------------                -------------------
Cash and cash equivalents at end of period ........................           $    33                             $  182
                                                                  =====================                ===================


                                      (5)





Supplemental disclosure of cash flow information:
  Cash paid during the period for interest........................            $   328                              $ 110
                                                                 ======================                ===================

Noncash investing and financing activities:
  Acquisition of business
      Fair value of assets acquired, excluding cash ..............            $28,960
      Liabilities assumed.........................................            (15,390)
      Common stock and options issued ............................            (14,460)
                                                                              -------
          Cash acquired ..........................................            $   890
                                                                              =======

Additional common stock valued at $1 million was issued in connection with the purchase of a minority interest.



                The accompanying notes are an integral part of these
                    consolidated condensed financial statements


                                      (6)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)   Basis of Presentation
      ---------------------

      The condensed financial statements included herein have been prepared by Electronic Associates, Inc. ("EAI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1994. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. Results of operations for the interim period ended April 1, 1995 are not necessarily indicative of results of operations expected for the full year.

      The Company operates on a 52 week year, with each fiscal week and quarter ending on Saturday, except for the fourth quarter which ends on December 31.

      Certain amounts and captions in the 1994 financial statements have been reclassified in a manner consistent with the presentation of the 1995 financial statements.

      Loss per share for the three months ended April 1, 1995 was computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options and warrants have not been included in per share computations, because their impact would have been antidilutive in each period.

(2)   Operations and Liquidity
      ------------------------

      At the end of fiscal year 1994, the Company was in the process of redeeming the outstanding Class C Warrants which were not exercised upon the Company's call for redemption of such warrants. Total proceeds received by the Company from the exercise of the Class C Warrants was $6.6 million, of which $4,864,000 was received in December 1994 and net proceeds of $1,734,000 representing the exercise of Class C Warrants to purchase 383,861 shares was received in January 1995.

      On April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $3,000,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The number of shares issued in this sale may increase without additional proceeds to the Company in the event that 80% of the average market price of the Company's common stock for the five day period ending forty days after the closing is less than $5.85 per share.

      The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the quarter ended April 1, 1995. The Company is implementing measures to reduce expenses, including the closing or sale of its Southwest operations in Tucson and Mexico, consolidation of its corporate administrative functions with those of its newly acquired subsidiary, Tanon Manufacturing, Inc. ("Tanon"), and reduction of certain other administrative expenses, which the Company expects to complete in the second quarter of 1995. The Company was successful in raising approximately $11,800,000 of capital during 1994 and approximately $5,300,000 since the beginning of 1995 through private placements and the exercise of warrants and options. Although the Company's projections indicate that operating losses and negative cash flow

                                      (7)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd.)

                                  (UNAUDITED)

      from operations will continue during 1995, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business through December 31, 1995.

      The Company's business plan includes making certain additional investments with respect to Tanon and BarOn Technologies Ltd. ("BarOn") as a result of the acquisitions made in January 1995 (see note 3), which may require, among other things, additional cash resources in excess of those presently available. The Class A and Class B warrants issued in the February Private Placement, if exercised, could provide the Company with additional capital of approximately $4,400,000, however no assurance can be given that any such warrants will be exercised.

      In addition, the Company is presently in negotiations with its existing lenders to increase the amount available under its revolving credit facilities and has engaged an investment banking firm to assist in raising additional capital. There can be no assurance that such additional borrowings or financing will be available.

(3)   Acquisitions
      ------------

      On January 4, 1995, pursuant to an Agreement and Plan of Reorganization dated December 12, 1994 (the "Tanon Acquisition Agreement"), the Company acquired Tanon (the "Tanon Acquisition"). The Company reflected the transaction as a purchase for accounting purposes and, accordingly, the results of operations of Tanon have been included in the consolidated financial statements of the Company since January 4, 1995. Tanon was merged with a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of its common stock with an appraised value of $13,077,000 for the remaining outstanding shares of common stock of Tanon. In addition, the Company granted to certain option holders of Tanon in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of the Company's common stock at a weighted average exercise price of $1.05 per share with an appraised value of $1,383,000. As further contemplated by the Tanon Acquisition Agreement (a) the Company invested $2,000,000 in Tanon and (b) the Company has agreed to use its best efforts to invest in, or loan to, Tanon, up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan. In connection with the merger, the Company loaned Mr. Spalliero, the President of the Company and Chief Operating Officer of Tanon (formerly the Chairman and President of Tanon prior to the Tanon Acquisition), $1,000,000 for a 30-month term, with interest accruing at the applicable Federal rate, and due, together with principal, at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement.

      In addition, upon closing, Mr. Spalliero and certain other executives of Tanon received certain compensation, incentives and benefits. Specifically, the Company granted to Mr. Spalliero at closing, incentive and non-incentive stock options to acquire an aggregate of 350,000 shares of common stock of the Company at an exercise price equal to fair market value with respect to 305,000 shares and 110% of fair market value with respect to 45,000 shares, which options will vest proportionately over three years. Mr. Spalliero also received a cash bonus or $300,000 at closing and will be eligible to earn a cash bonus of up to $750,000, such bonus to be paid (to the extent earned based upon Tanon meeting certain goals) in equal installments during 1996, 1997 and 1998.


                                      (8)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd.)

                                  (UNAUDITED)

      Also, upon closing, the company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000, which had been personally guaranteed by Mr. Spalliero.

A summary of the Purchase Price and the resultant Intangibles follows.


      Cash investment in Tanon......................................................                           $ 2,400,000
      Appraised value of 1,538,462 shares of common stock of the
        Company  exchanged for 100% of the  outstanding shares of Tanon
        common stock................................................................                            13,077,000
      Appraised value of options to acquire 201,000 shares of the
        Company's common stock exchanged for options to acquire shares
        of Tanon common stock.......................................................                             1,383,000

      Estimated fees, expenses and other accruals...................................                               988,000
                                                                                                            --------------
                      TOTAL.........................................................                           $17,848,000
                                                                                                            ==============


Allocated as follows:
      Historical Stockholders' Equity of Tanon .....................................                           $ 3,687,000
      Adjustments to acquired assets  and liabilities to reflect estimated fair values:
      Equipment.....................................................................                                66,000
      Deferred Income Taxes.........................................................                              (417,000)

      Intangible Assets:
        Customer relationship.......................................................         $1,740,000
        Excess purchase price over net assets acquired..............................         12,772,000
                                                                                            -----------
        Total Intangible Assets.....................................................                            14,512,000
                                                                                                            ---------------

        TOTAL.......................................................................                           $17,848,000
                                                                                                            ===============

                                      (9)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd.)

                                  (UNAUDITED)


      During the quarter ended April 1, 1995, the Company charged operations $235,000 representing the amortization of intangible assets arising from the Tanon Acquisition. The intangible assets are comprised of $1,740,000 representing the value of customer relationships and excess of purchase price over net assets acquired of $12,772,000, which are being amortized over six years and twenty years, respectively.

      On January 16, 1995, the Company acquired (i) 25.01% of the ordinary shares of BarOn for consideration with an estimated value of $6,700,000 comprised of a $4,000,000 capital contribution to BarOn ($1,500,000 cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to a previous business loan arrangement between the Company and BarOn at closing, and $1,000,000 cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 to be delivered four months from closing), and $2,700,000 paid to various shareholders of BarOn and (ii) an option to acquire an additional 8.33% of the ordinary shares of BarOn for $2,000,000 in cash and 255,183 shares of common stock of the Company with an estimated value of $2,000,000 (the "BarOn Investment"). The option is exercisable on the earlier of BarOn's reaching certain development milestones or September 30, 1995. In addition, the Company has certain rights of first refusal to purchase additional equity in BarOn, but not to exceed 49% of BarOn's issued and outstanding ordinary stock. The Company has accounted for this transaction as a purchase of a minority interest using the equity method of accounting and, accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn for BarOn's first quarter of 1995 resulted in a charge of $187,000 for the Company, which has been included in the consolidated results of the Company for the quarter ended April 1, 1995.

      The following is BarOn's Comparative Condensed Statement of Operations for the Quarters Ended April 1, 1995 and March 31, 1994:

                                                                         Quarter Ended
                                                                         -------------
                                                         April 1, 1995                    March 31, 1994
                                                         -------------                    --------------
      Research and Development Costs                          $490,314                         $95,682
      General and Administrative Expenses                      254,292                          69,778
      Interest Expense                                           3,044                              __
                                                --------------------------       -------------------------
          Net Loss                                            $747,650                        $165,460
                                                ==========================       =========================


      The excess of the purchase price over the estimated fair value of EAI's 25.01% equity interest in the net assets of BarOn in the amount of $6,012,000 has been determined to be in-process research and development with no alternative future use and, accordingly, was charged to expense in the first quarter of fiscal 1995. This charge has not been reflected in the unaudited pro forma summary detailed below. The purchase price allocation for both acquisitions is based on preliminary estimates of the fair value of the net assets acquired and is subject to adjustment as additional information becomes available during fiscal 1995. The pro forma loss per common share for the quarter ended March 31, 1994 reflects the issuance of 1,239,130 shares of common stock of the Company to finance the BarOn Investment as if such shares had been issued on January 1, 1994. These shares are based on a portion of the Class C Warrants exercised in December, 1994 at $4.60 per warrant (note 2) to arrive at proceeds of $5,700,000 necessary to finance the BarOn Investment.


                                      (10)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd.)

                                  (UNAUDITED)




      The following unaudited pro forma summary presents the consolidated results of operations as if the Tanon Acquisition and BarOn Investment occurred on January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                          For the Quarter ended March 31, 1994
                          ------------------------------------

                      (thousands of dollars, except per share data)

                       Sales                              $16,730
                       Net Loss                              (882)
                       Loss Per Common Share               $(0.14)

(4)   Restructuring
      -------------

      In anticipation of the Tanon Acquisition, the Company determined in the fourth quarter of 1994 that it would be necessary to restructure its operations in order to reduce the operating expense from redundant activities and achieve greater operating efficiency from the combined operations subsequent to the Tanon Acquisition. As a result, a provision for restructuring in the amount of $2,400,000 was established in the fourth quarter of 1994. In connection therewith, the Company determined to close its Southwest operations in Tucson, Arizona and Nogales, Sonora, Mexico in order to reduce the operating expenses in place to support its existing sales base. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first quarter of 1995. The combined termination costs for these activities in the first quarter was approximately $250,000. The Company believes that these actions, together with remaining actions to reduce redundant operations in the second quarter of 1995, will eliminate duplicate expenses and improve operating efficiencies for materials procurement and management. However, no assurance can be given that such effects will be experienced by the Company as a result thereof.

(5)   Lines of Credit
      ---------------

      The Company maintains an asset based credit facility which is described in detail in note 5, "Notes Payable and Line of Credit" of Notes To Consolidated Financial Statements at Item 8 of the Company's latest Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1994. At April 1, 1995, the Company had $4,324,000 outstanding under this credit facility and had $62,000 available for borrowing. There are two covenants with which the Company must comply under this facility. Working capital, as defined, must exceed $750,000 and tangible net worth must exceed negative $500,000. The Company was in compliance with both covenants as of April 1, 1995.

      Tanon maintains a separate revolving line of credit with a commercial bank that provides for short-term borrowings up to $5.5 million based on eligible accounts receivable and inventories. At April 1, 1995,

                                      (11)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd.)

                                  (UNAUDITED)

      $5,217,000 was outstanding under this line and $162,000 was available for borrowing under the line. This line bears interest at prime plus 1.5% and is due on demand. The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. The covenants, together with Tanon's comparative performance at April 1, 1995, were: maintaining working capital in an amount greater than deficit $150,000, for which Tanon achieved $1,021,000; achieving tangible net worth of not less than $3 million, for which Tanon achieved $2,836,000; achieving a quick ratio of .50 to 1, for which Tanon achieved .58 to 1; achieving a debt to equity ratio of less than 5.50 to 1, for which Tanon achieved 5.1 to 1; and, maintaining minimum quarterly profitability of $20,000, which Tanon did not achieve. Tanon has obtained a waiver for the covenants which were not met.

                                      (12)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

      On January 4, 1995, the Company acquired Tanon Manufacturing, Inc. ("Tanon"), a privately owned contract electronic manufacturing firm with operations located in Fremont, California. The acquisition has been reported as a purchase for accounting purposes and, accordingly, the results of operations of Tanon are included with those of the Company from January 4, 1995 forward. Tanon's manufacturing services consist primarily of the assembly of printed circuit boards, the manufacturing and assembly of integrated electro-mechanical systems and related engineering support. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

      On January 16, 1995, the Company acquired a 25.01% equity interest in BarOn Technologies Ltd. ("BarOn"), a privately-owned Israeli corporation based in Haifa, Israel. BarOn is a development stage company engaged in the research and development of a computer input device that can directly digitize handwriting in a variety of languages, from any surface. The investment in BarOn has been accounted for as a purchase of a minority interest using the equity method of accounting, and, accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn are included in the consolidated results of the Company from January 16, 1995 forward. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

      During the first quarter of 1995, the Company's sales increased, its cost of sales increased, both in total values and as a percentage of sales, and selling, general and administrative expenses increased in total value but decreased as a percentage of sales. The Company had a loss from operations of $8,064,000 for the first quarter of 1995, which included a non-recurring charge of $6,012,000 representing the write-off of in-process research and development resulting from its investment in BarOn. This compared with a loss from operations of $536,000 for the first quarter of 1994.

      The increase in sales to $19,056,000 in the first quarter of 1995 resulted primarily from the additional sales generated by Tanon, which had sales of $11,654,000 in the first quarter. Sales from the Company's prior existing operations increased to $7,402,000 in the first quarter of 1995 from $5,377,000 in the first quarter of 1994, which increase resulted primarily from an increase in sales to its existing customer base. A large portion of such increase resulted from greater sales to one customer for whom the sales increment consisted substantially of materials and materials handling services. Such material-related sales are generally provided at a lower profit margin within the industry and, as a result, are less profitable than manufacturing sales which consist more of labor services. Sales of $11,654,000 for Tanon in the first quarter of 1995 increased from sales of $11,353,000 in the same quarter of 1994 which reflects the loss of approximately $1.5 million in revenue from two customers who terminated their relationship with Tanon during the quarter which was offset by the growth in sales to Tanon's existing customer base.

      Cost of sales increased to $18,950,000 in the first quarter of 1995 from $5,062,000 in the same quarter of 1994. Cost of sales increased, as a percentage of revenue to 99.4% in the first quarter of 1995 compared with 94.1% in the same quarter of 1994. The increase in the cost of sales as a percentage of revenue resulted primarily from the increase in materials cost for the above mentioned customer with whom the Company has expanded its materials handling services, combined with a one-time price reduction in sales of material by Tanon to one of its existing customers which was negotiated in response to competitive pricing pressures.

      Sales, general and administrative expenses increased to $2,158,000 in the first quarter of 1995 from $851,000 in the same quarter of 1994. The increase in the level of sales, general and administrative expenses was related to the addition of the Tanon operations, the amortization of approximately $235,000 of intangibles resulting from the Tanon Acquisition, the payment of consulting fees for several directors, and the elimination of salary reductions for employees of the Company which were in effect since the first quarter of 1994. Selling, general and administrative

                                      (13)
expenses declined as a percentage of revenue to 11.3% in the first quarter of 1995 from 15.8% in the same quarter in 1994 primarily because the increase in sales exceeded the rate of the increase in selling, general and administrative expenses. The Company has taken action to reduce the level of selling, general and administrative expenses, which is discussed below.

      During the first quarter of 1995, the Company determined that the amount of the purchase price in excess of the estimated fair value of the 25.01% equity interest in BarOn acquired by the Company represented in-process research and development with no alternative future use. Accordingly, the estimated value associated with such purchased research and development of $6.012 million was recorded as research and development expense in the first quarter of 1995.

      In anticipation of the Tanon Acquisition, the Company determined in the fourth quarter of 1994 that it would be necessary to restructure its operations in order to reduce the operating expenses associated with redundant activities and to achieve greater operating efficiency from combined operations subsequent to the Tanon Acquisition. As a result, a provision for restructuring in the amount of $2.4 million was established in the fourth quarter of 1994. Pursuant to such determination, during the first quarter of 1995, the Company began taking steps to close or sell its Southwest operations in Tucson, Arizona and Nogales, Mexico in order to eliminate the operating expenses associated with such facilities. All operations which were supporting the Company's sales base out of the Tucson and Nogales locations are being transferred to the Tanon facility in Fremont, California. Such closures are expected to be completed in the second quarter of 1995. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first quarter of 1995. The combined termination costs for these activities in the first quarter was approximately $250,000. The Company believes that these actions, together with remaining actions to reduce redundant operations in the second quarter of 1995, will eliminate duplicate expenses and improve operating efficiencies for materials procurement and management. However, no assurance can be given that such effects will be experienced by the Company as a result thereof.

      Consolidated backlog at April 1, 1995 was $33,536,000.

Liquidity and Capital Resources
- -------------------------------

      Net cash used by operations of $58,000 in the first quarter of 1995 decreased by $716,000 from cash used in operations of $774,000 in the same quarter of 1994, resulting primarily from a decline in the consolidated balance of accounts receivable, together with those expenses which did not use cash consisting of depreciation, amortization, purchased research and development, and equity in loss of affiliate. Liquidity, as measured by cash and cash equivalents, decreased to $33,000 at April 1, 1995 from $6,157,000 at December 31, 1994. Liquidity as measured by working capital decreased to a deficit of $1,277,000 at April 1, 1995 compared to $4,366,000 at December 31, 1994. The decrease in working capital resulted primarily from the amounts paid by the Company in connection with the consummation of the Tanon Acquisition and BarOn Investment in January 1995 as are more fully discussed below. The Company's ability to generate internal cash flows results primarily from the sale of material and labor elements of its contract electronic manufacturing services. In the first quarter of 1995, revenue from such services increased $13,679,000 from $5,377,000 in the same quarter of 1994, primarily resulting from the acquisition of Tanon. Consolidated accounts receivable declined by $2,585,000 in the first quarter of 1995 reflecting the collection of receivables at a rate greater than sales were generated in the quarter. The balance of accounts receivable in the first quarter of 1995 includes a receivable from one of the Company's major customers, which is a marginally profitable enterprise and which is in process of introducing new products to its market. The Company evaluates this receivable balance continually and maintains constant dialogue with the management of this customer. To date, the receivable balance has been paid in accordance with the terms established with the customer. Also, during the quarter, one of the Company's major customers requested a delay in payment terms in order to assist the customer as it adjusted the sale of its products from distribution to sales directly to original equipment manufacturers; the balance is being paid in accordance with the terms established with this customer. Consolidated inventory increased by $2,099,000 during the quarter largely reflecting: the increase in materials purchasing near the end of the quarter for the manufacturing services to be provided for two new customers; and a delay in shipments at the request of one customer for manufactured products which have been shipped in the second quarter. Management of the Company constantly evaluates inventory levels on hand with respect to orders placed by customers and, if necessary, inventory amounts which may become excess could be reduced by the sale or return of inventories to suppliers, uses of inventories on alternative customers' assemblies or the cancellation of purchase commitments with or without the payment of cancellation penalties.

                                      (14)

      In January and February of 1994, in order to conserve cash and reduce expenses, the Company imposed a 20% decrease in pay on substantially all employees at its existing facilities, arranged for additional concessions from its West Long Branch landlord, deferred certain debts and lease payments and arranged to raise capital as described below. Effective with the beginning of the first quarter of 1995, such salary reductions were eliminated and the salaries of all indirect manufacturing and sales, general and administrative staff were returned to normal levels.

      At April 1, 1995, the Company had consolidated accounts payable of approximately $12,939,000 of which approximately $489,000 had been outstanding for over 90 days. This compares with $10,928,000 of consolidated accounts payable at December 31, 1994, of which $426,000 had been outstanding for over 90 days.

      In the first quarter of 1995, the Company made commitments for the purchase of manufacturing equipment of approximately $2.0 million for the West Long Branch manufacturing facility and approximately $3.0 million for the Fremont, California manufacturing facility. In April 1995, the Company cancelled the purchase order for $3.0 million of new equipment for the Fremont, California manufacturing facility, deciding instead to move certain equipment from the Tucson facility to the Fremont facility upon closure of the Tucson facility. The Company intends to finance the capital equipment for the West Long Branch manufacturing facility with financing arranged through existing relationships with equipment lease financers, however, as of the date of this report the Company has not entered into any agreements or commitments for such equipment lease financing.

      Cash flows from financing activities during the first quarter of 1995 amounted to a use of $1,073,000 resulting primarily from the repayment of balances under the lines of credit and the issuancce of a note receivable, partially offset by the exercise of initial Class C Warrants and employee stock options.

      Net cash used for investing activity of $4,993,000 results primarily from investments in affiliates and the purchase of capital equipment. The Company paid approximately $4.7 million in connection with the acquisition of a 25.01% equity interest in BarOn which was consummated on January 16, 1995 (of which $4.2 million was paid in the first quarter of 1995). The cash required to consummate such acquisitions was financed, in large part, from the cash flows from financing activities during 1994 which amounted to $13,192,000, resulting primarily from the issuance of 1,200,000 units (each unit consisting of one share of Common Stock, a Class A Warrant and a Class B Warrant (the "February Units") in the private placement completed in February 1994 (the "February
1994 Private Placement"), the issuance of 2,500,000 units (each unit consisting of one share of Common Stock and one Class C Warrant) (the "June Units") in the private placement commenced in June 1994 (the "June 1994 Private Placement") and exercise of related Class C Warrants issued in the June 1994 Private Placement, net of reductions in outstanding debt. The proceeds from these activities which were not used to consummate the Tanon Acquisition and BarOn Investment were used to maintain cash balances for working capital.

      On January 4, 1995, the Company acquired by merger Tanon pursuant to the Tanon Acquisition Agreement. At closing, the Company issued 1,538,462 shares of its common stock and granted options to purchase its common stock with a combined appraised value of $14,460,000 in exchange for all the outstanding common stock of Tanon and outstanding options to purchase common stock of Tanon. In addition, (a) the Company invested $2,000,000 in Tanon, and (b) the Company has agreed to use its best efforts to invest in (or, at the Company's option, loan to) Tanon (in form and on terms acceptable to the Company and its lenders) up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan. In connection with the merger, Joseph R. Spalliero, President of the Company and Chief Operating Officer of Tanon (formerly the Chairman and President of Tanon prior to the Tanon Acquisition), entered into an Employment Agreement with Tanon and received a cash bonus of $300,000 at closing, and will be eligible to earn a cash bonus of up to $750,000, payable to the extent earned, in equal installments, during 1996, 1997 and 1998. Also, in connection with the Tanon Acquisition the Company loaned to Mr. Spalliero $1,000,000 for a 30-month term, with interest accruing at the applicable Federal rate, and due, together with principal, at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. In addition, upon closing the Company indemnified Mr. Spalliero for certain outstanding

                                      (15)
indebtedness of Tanon in the aggregate amount of $9,450,000 which had been personally guaranteed by Mr. Spalliero.

      On January 16, 1995, the Company acquired 25.01% of the ordinary shares of BarOn for a consideration of cash and shares of common stock in the Company and a right to acquire an additional 8.33% of the ordinary shares of BarOn. The Company acquired 8.33% of the 25.01% equity interest in BarOn from certain shareholders of BarOn for $2,700,000 which was paid in cash at closing on January 16, 1995. The balance of 16.68% was acquired from BarOn in exchange for $3,000,000 in cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 payable as follows: (i) of such $3,000,000 cash payment, $2,000,000 was paid at closing on January 16, 1995 in the form of $1,500,000 in cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to the terms of a business loan to BarOn, and (ii) the $1,000,000 balance due BarOn and the issuance and delivery of the 127,592 shares of common stock of the Company are due and payable to BarOn on the four month anniversary of the closing, May 16, 1995. Pursuant to the terms of the Investment Agreement with BarOn, BarOn is obligated to issue to the Company ordinary shares to increase the Company's equity interest by 8.33%, which would give the Company an aggregate equity interest of up to 33-1/3% of the outstanding ordinary shares of BarOn, in the event that the Company elects to make certain subsequent investments. The subsequent investments, which would aggregate $2,000,000 in cash and 255,183 shares of common stock of the Company with an estimated value of $2,000,000, are at the option of the Company, which is exercisable on the earlier of BarOn's reaching certain development milestones or September 30, 1995.

      The Company maintains an asset based credit facility with its lender, Congress Financial Corporation, which is described in detail in note 5, "Notes Payable and Line of Credit" of Notes To Consolidated Financial Statements at
Item 8 of the Company's latest Annual Report on Form 10-K, as amended on Form 10-K/A, for its fiscal year ended December 31, 1994 ("Form 10-K"). At April 1, 1995, the Company had $4,324,000 principal amount of borrowings outstanding under this credit facility and had $62,000 available for borrowing. There are two covenants with which the Company must comply under this facility. Working capital, as defined, must exceed $750,000 and tangible net worth must exceed a negative $500,000. The Company was in compliance with both covenants as of April 1, 1995.

      Tanon maintains a separate revolving line of credit with a commercial bank that provides for short-term borrowing up to $5.5 million based on eligible accounts receivable and inventories. At April 1, 1995, $5,217,000 was outstanding under this line and $162,000 was available for borrowing under the line. The line of credit bears interest at the bank's prime rate plus 1.50% and is due on demand. The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. The covenants, together with Tanon's comparative performance at April 1, 1995, were: maintaining working capital in an amount greater than deficit $150,000, for which Tanon achieved $1,021,000; achieving tangible net worth of not less than $3 million, for which Tanon achieved $2,836,000; achieving a quick ratio of .50 to 1, for which Tanon achieved .58 to 1; achieving a debt to equity ratio of less than 5.50 to 1, for which Tanon achieved 5.1 to 1; and, maintaining minimum quarterly profitability of $20,000, which Tanon did not achieve. Tanon has obtained a waiver for the covenants which were not met.

      The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the quarter ended April 1, 1995. As reflected in the accompanying financial statements, the continued negative cash flow from operations and operating loss experienced by the Company through April 1, 1995 gave rise to the need for additional working capital. In order to provide additional capital, on April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $3,000,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The Company has used the net proceeds from this offering for working capital and intends to use a portion of such proceeds to satisfy the final $1,000,000 obligation for the purchase price of the 25.01% equity interest in BarOn, which is due on May 16, 1995. In addition, in contemplation of the Tanon Acquisition, the Company has implemented measures to reduce costs, including the closing or sale of its Southwest operations in Arizona and Mexico, consolidation of its corporate administrative functions with those of its newly acquired subsidiary, Tanon, and reduction of certain other administrative expenses, which the Company expects to complete

                                      (16)
during the second quarter of 1995. Although the Company's projections indicate that operating losses and negative cash flows from operations will continue during 1995, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business through December 31, 1995, however, no assurance can be given in that regard.

      Further, the Company's business plan includes making certain additional investments with respect to Tanon and BarOn as a result of the acquisitions made in January 1995, which consist of the Company's commitment to use its best efforts to make an investment in Tanon of up to $5.0 million as contemplated by the Tanon Acquisition Agreement, and the Company's option to invest $2.0 million in cash in BarOn to acquire an additional 8.33% equity interest in BarOn (which would give the Company an aggregate 33-1/3% equity interest in BarOn) as contemplated by the Investment Agreement with BarOn. Such additional investments may require, among other things, additional cash resources in excess of those presently available. The Class A and Class B Warrants issued in the February 1994 Private Placement, if exercised, could provide the Company with additional capital of approximately $4.4 million, however, none of these Warrants have been exercised and no assurance can be given that any such Warrants will be exercised. In addition, the Company is presently in negotiations with its existing lenders to increase the amount available under its revolving credit facilities and has engaged an investment banking firm to assist in raising additional capital. There can be no assurance that such additional borrowings or financing will be available.

      Reference is made to "Legal Proceedings" at Item 3, Part I of the Company's Form 10-K for information concerning certain pending claims which could have an adverse impact on the Company's income and cash flows. Reference is also made to Note 14 of the Notes to Consolidated Financial Statements at
Item 8, Part II of the Form 10-K for information concerning services provided by contract electronic manufacturing to certain customers which are development stage or marginally profitable enterprises or have highly leveraged capital structures.

PART II - OTHER INFORMATION
- ---------------------------

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 Exhibit No.       Description
                 -----------       -----------
                    27             Financial Data Schedule

         (b) The registrant filed the following two Forms 8-K, as amended, during the quarter for which this report is filed:

Date of Report,
 as amended      Item
- ---------------  ----


January 4, 1995  EAI acquired by merger Tanon Manufacturing, Inc. of Fremont,
                 California, a privately held company which provides electronic contract manufacturing services to original equipment manufacturers.

January 16, 1995 EAI acquired a 25.01% equity interest in BarOn Technologies
                 Ltd., a privately held company located in Haifa, Israel, engaged in the research and development of an input device for computers that can directly digitalize handwriting in a variety of languages, from any surface, and a right to acquire an additional 8.33% equity interest in BarOn Technologies Ltd.


                                      (17)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ELECTRONIC ASSOCIATES, INC.
                                                  (Registrant)


Date:  May 15, 1995                         By:   /s/ Jonathan R. Wolter
                                                 -------------------------------
                                                 Jonathan R. Wolter,
                                                 Treasurer and
                                                 Vice President - Finance





                                      (18)