Form 10-Q
period 1995-07-01
ELECTRONIC ASSOCIATES INC
filed 1995-08-15
CIK 313096

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995                                     Commission file number 1-4680


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

  As of July 1, 1995, there were 11,111,411 outstanding shares of the Registrant's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (UNAUDITED)
                             (thousands of dollars)


                                                                             July 1,                     December 31,
                                                                              1995                           1994
                                                                        ------------------             ------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                   $    87                        $  6,157
  Receivables, less allowance of $327
  in 1995 and  $207 in 1994                                                    13,481                           5,958
  for doubtful accounts
      Inventories                                                               9,767                           4,178
      Prepaid expenses and other assets                                           705                             676
                                                                       --------------                ----------------
          Total current assets                                                 24,040                          16,969
                                                                       --------------                ----------------
Fixed assets                                                                   12,795                           7,472
  Less accumulated depreciation                                                (5,424)                         (4,753)
                                                                       --------------                ----------------
                                                                                7,371                           2,719
                                                                       --------------                ----------------
Investment in affiliates                                                          622                           2,745
                                                                       --------------                ----------------
Intangible assets                                                              14,512                              --
  Less accumulated amortization                                                  (452)                             --
                                                                       --------------                ----------------
                                                                               14,060                              --
                                                                       --------------                ----------------
Other Assets                                                                      301                             412
Note receivable                                                                 1,050                              --
                                                                       --------------                ----------------
                                                                           $   47,444                   $      22,845
                                                                       ==============                ================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term  liabilities                                  $   10,786                   $       5,933
  Accounts payable                                                             14,160                           4,711
  Accrued expenses                                                              1,673                           1,959
                                                                       --------------                ----------------
      Total current liabilities                                                26,619                          12,603
                                                                       --------------                ----------------
Long-Term liabilities:
Long-term debt                                                                  1,144                             690
  Other long-term liabilities                                                   2,632                           2,308
                                                                       --------------                ----------------
      Total long-term liabilities                                               3,776                           2,998
                                                                       --------------                ----------------
      Total liabilities                                                        30,395                          15,601
                                                                       --------------                ----------------
Shareholders' Equity:
Common Stock                                                                   41,007                          20,117
  Accumulated deficit since January 1, 1986                                   (23,483)                        (12,398)
                                                                       --------------                ----------------
                                                                               17,524                           7,719
  Less common stock in treasury, at cost                                         (475)                           (475)
                                                                       --------------                ----------------
      Total Shareholders' Equity                                               17,049                           7,244
                                                                       --------------                ----------------
                                                                           $   47,444                     $    22,845
                                                                       ===============               ================

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      (2)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                  (UNAUDITED)
                 (thousands of dollars, except per share data)

                                                     Quarter Ended                                   Six Months Ended
                                                     -------------                                   ----------------
                                              July 1,              June 30,                   July 1,              June 30,
                                               1995                 1994                       1995                  1994
                                           ------------         ------------             -------------        ---------------

Sales                                          $18,178                $8,313                   $37,233               $13,690
                                          ------------          ------------             -------------         -------------

Cost of Sales                                   18,111                 7,300                    37,061                12,362
Selling, general and
administrative expenses                          2,037                 1,061                     4,195                 1,912
Purchased research and
development (Note 3)                                --                   --                      6,012                    --
                                          ------------          ------------             -------------         -------------

               Total                            20,148                 8,361                    47,268                14,274
                                          ------------          ------------             -------------         -------------

Loss from operations                            (1,970)                  (48)                  (10,035)                 (584)
                                          ------------          ------------             -------------         -------------
Interest expense                                   350                   163                       678                   288
Interest income                                    (44)                    -                       (77)                   --
Other expense                                      208                     -                       449                    --
                                          ------------          ------------             -------------         -------------
Net loss                                       $(2,484)                $(211)                 $(11,085)                $(872)
                                          ============          ============             =============         =============
Loss per common share                           $(0.23)               $(0.05)                   $(1.05)               $(0.23)
                                          ============          ============             =============         =============
Average common shares
outstanding                                 10,976,330             4,127,862                10,608,804             3,767,846
                                          ============          ============             =============         =============


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      (3)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                     For The Six Months Ended July 1, 1995
                                  (UNAUDITED)
                           (in thousands of dollars)

                                                                                                              Accumulated
                                                   Common Stock                    Treasury Stock               Deficit
                                                   ------------                    --------------                Since
                                             Shares             Amount        Shares           Amount      January 1, 1986
                                       ----------------------------------------------------------------------------------------
Balance, December 31, 1994                  8,326,056           $20,117       (218,476)        $(475)          $(12,398)
Net loss                                                                                                        (11,085)

Issuance of stock:
Tanon acquisition                           1,538,462            14,460
BarOn investment                              127,592             1,000
Exercise of stock options                     413,204               790
Exercise of Class C warrants                  383,861             1,734
Shares sold in exempt offering                540,712             2,906
                                       -----------------------------------------------------------------------------------------
Balance, July 1, 1995                      11,329,887           $41,007      (218,476)         $(475)          $(23,483)
                                       =========================================================================================

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      (4)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (thousands of dollars)

                                                                                   Six Months Ended
                                                                        ---------------------------------------
                                                                         July 1,                      June 30,
                                                                          1995                          1994
                                                                        --------                     ---------

Cash Flows from Operating                                              $ (11,085)                      $ (872)
Activities:
     Net loss
     Adjustment to reconcile net income (loss) to net
       cash provided (used) by operating activiities:
     Depreciation and amortization                                         1,123                          453
     Purchased research and development                                    6,012                           --
     Equity in loss of affiliate                                             337                           --

Cash provided (used) by changes in:

Receivables                                                                1,385                       (1,647)
     Inventories                                                            (807)                      (1,355)
     Prepaid expenses & other assets                                         667                          --
     Accounts payable and accrued expenses                                 1,270                        1,201
     Accrued excess leased space costs                                      (213)                        (135)
     Other operating items - net                                              29                         (149)
                                                                      ----------                    ----------
Operating cash flow from continuing operations                            (1,282)                      (2,504)
Operating cash flow from discontinued operations                              --                           23
                                                                      ----------                    ----------
Net cash used by operating actives                                        (1,282)                      (2,481)
                                                                      ----------                    ----------
Cash flows from Investing Activities:
     Capital expenditures, net                                            (3,199)                         (74)
     Investment in affiliates                                             (5,431)                           --
     Cash acquired in purchase of Tanon                                      890                            --
     Proceeds from the sale of discontinued operations                       200                           200
                                                                      ----------                    ----------
Net cash provided/(used) by investing activities                         (7,540)                           126
                                                                      ----------                    ----------
Cash flows from financing activities:
     Net borrowings/(repayments) under line of credit                     (1,271)                        1,782
     Principal repayments of long-term debt                                 (407)                         (329)
     Proceeds from the exercise of stock options or rights                   790                            20
     Issuance of note receivable in connection with acquisition           (1,000)                           --
Net proceeds from sale of common stock (exempt offerings)
  and exercise of warrants                                                 4,640                           957
                                                                      ----------                    ----------
Net cash provided by/(used for) financing activities                       2,752                         2,430
                                                                      ----------                    ----------

Net increase/(decrease) in cash and cash equivalents                      (6,070)                           75
Cash and cash equivalents at beginning of period                           6,157                            64
                                                                      ----------                    ----------
Cash and cash equivalents at end of period                               $    87                     $    139
                                                                      ==========                   ===========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                           $   438                      $    222
                                                                      ==========                   ===========
Noncash investing and financing activities:
     Acquisition of business
     Fair value of assets acquired, excluding cash                       $28,960
     Liabilities assumed                                                 (15,390)
     Common stock and options issued                                     (14,460)
                                                                     ----------
     Cash acquired                                                      $    890
                                                                     ===========

Additional common stock valued at $1 million was issued in connection with the purchase of a minority interest.

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      (5)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)            Basis of Presentation

               The condensed financial statements included herein have been prepared by Electronic Associates, Inc. ("EAI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1994. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. Results of operations for the interim periods are not necessarily indicative of results of operations expected for the full year.

               The Company operates on a 52 week year, with each fiscal week and quarter ending on Saturday, except for the fourth quarter which ends on December 31.

               Certain amounts and captions in the 1994 financial statements have been reclassified in a manner consistent with the presentation of the 1995 financial statements.

               Loss per share amounts have been computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options and warrants have not been included in per share computations, because their impact would have been antidilutive in each period.

(2)            Operations and Liquidity

               At the end of fiscal year 1994, the Company was in the process of redeeming the outstanding Class C Warrants which were not exercised upon the Company's call for redemption of such warrants. Total proceeds received by

                                      (6)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

               the Company from the exercise of the Class C Warrants was approximately $6.6 million, of which $4,864,000 was received in December 1994 and net proceeds of $1,734,000 representing the exercise of Class C Warrants to purchase 383,861 shares was received in January 1995.

               On April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $2,906,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The number of shares issued in this sale increased by 15,712 shares on May 22, 1995, without additional proceeds to the Company pursuant to an adjustment provision set forth in the purchase agreements for such shares because 80% of the average market price of the Company's common stock for the five day period ending forty days after the closing was less than $5.85 per share.

               On July 21, 1995, the Company completed the sale of an additional 416,667 shares of common stock at $4.80 per share for net proceeds of approximately $2,000,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The number of shares issued in this sale may increase without additional proceeds to the Company pursuant to an adjustment provision set forth in the purchase agreements for such shares, in the event that 75% of the average market price of the Company's common stock for the five day period ending forty days after closing is less than $4.80 per share.

               On August 3, 1995, the Company completed the sale of an additional 1,458,333 shares of common stock at $4.80 per share for net proceeds of approximately $7,000,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The number of shares issued in this sale may increase without additional proceeds to the Company pursuant to an adjustment provision set forth in the purchase agreements for such shares, in the event that 75% of the average market price of the Company's common stock for the five day period ending forty days after closing or effectiveness of a registration statement covering such shares, whichever occurs later, is less than $4.80 per share. See Note (3) for the use of these proceeds.

               The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and for the six months ended July 1, 1995. The Company has implemented measures to

                                      (7)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

               reduce expenses, including the closing and sale of its Southwest operations in Arizona and Mexico, respectively, which the Company completed in the second quarter of 1995, and consolidation of its corporate administrative functions with those of its newly acquired subsidiary, Tanon Manufacturing, Inc. ("Tanon"), and reduction of certain other administrative expenses, which the Company expects to complete in during the third quarter of 1995. The Company was successful in raising approximately $11,800,000 of capital during 1994 and approximately $14,000,000 since the beginning of 1995 through private placements and the exercise of warrants and options. Although the Company's projections indicate that operating losses and negative cash flow from operations will continue during 1995, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business through December 31, 1995.

               The Company's business plan includes making certain additional investments with respect to Tanon and BarOn Technologies Ltd. ("BarOn") as a result of the acquisitions made in January 1995 and the Joint Venture formed with Israel Aircraft Industries, Ltd. on August 8, 1995 (see note 3), which may require, among other things, additional cash resources in excess of those presently available. The Class A and Class B warrants issued in the February Private Placement (hereinafter defined), if exercised, could provide the Company with additional capital of approximately $4,400,000. Although some capital has already been raised from this source subsequent to July 1, 1995, no assurance can be given that all such warrants will be exercised. In addition, the Company is presently in negotiations with its existing lenders to increase the amount available under its revolving credit facilities. There can be no assurance that such additional borrowings or financing will be available.

(3)            Acquisitions

               On January 4, 1995, pursuant to an Agreement and Plan of Reorganization dated December 12, 1994 (the "Tanon Acquisition Agreement"), the Company acquired Tanon (the "Tanon Acquisition"). The Company reflected the

                                      (8)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

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

                                      (9)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)


A summary of the Purchase Price and the resultant Intangibles follows.
  Cash investment in Tanon                                                        2,400,000
  Appraised value of 1,538,462 shares of common stock of the
  Company exchanged for 100% of the outstanding shares of
  Tanon common stock                                                             13,077,000

  Appraised value of options to acquire 201,000 shares of the
  Company's common stock exchanged for options to acquire
  shares of Tanon common stock                                                    1,383,000

  Estimated fees, expenses and other accruals
                                                                                    988,000
                                                                                -----------
                    TOTAL                                                       $17,848,000
                                                                                ===========
  Allocated as follows:

  Historical Stockholders' Equity of Tanon                                      $ 3,687,000

  Adjustments to acquired assets and liabilities to reflect estimated fair values:

  Equipment                                                                          66,000
  Deferred Income Taxes                                                            (417,000)
  Intangible Assets:
               Customer relationship                              $ 1,740,000
               Excess purchase price over net assets acquire       12,772,000
               Total Intangible Assets                                           14,512,000
                                                                  -----------   -----------

                               TOTAL                                            $17,848,000
                                                                                ===========


               During the quarter and six months ended July 1, 1995, the Company charged operations $235,000 and $470,000 respectively representing the amortization of intangible assets arising from the Tanon Acquisition. The intangible assets are comprised of $1,740,000 representing the value of customer relationships and excess of purchase price over net assets acquired of $12,772,000, which are being amortized over six years and twenty years, respectively.

                                      (10)

                ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

               It is the Company's policy to evaluate the value of goodwill by estimating the business unit's discounted net income over the remaining life of the goodwill. The Company feels that the goodwill incurred in connection with the Tanon acquisition is fairly stated.

               On January 16, 1995, the Company acquired (i) 25.01% of the ordinary shares of BarOn for consideration with an estimated value of $6,700,000 comprised of a $4,000,000 capital contribution to BarOn ($1,500,000 cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to a previous business loan arrangement between the Company and BarOn at closing, and $1,000,000 cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 to be delivered four months from closing of which $500,000 has been paid to date), and $2,700,000 paid to various shareholders of BarOn and (ii) an option to acquire an additional 8.33% of the ordinary shares of BarOn for $2,000,000 in cash and 255,183 shares of common stock of the Company with an estimated value of $2,000,000 (the "BarOn Investment"). The option is exercisable on the earlier of BarOn's reaching certain development milestones or September 30, 1995. In addition, the Company has certain rights of first refusal to purchase additional equity in BarOn, but not to exceed 49% of BarOn's issued and outstanding ordinary stock. The Company has accounted for this transaction as a purchase of a minority interest using the equity method of accounting and, accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn for BarOn's second quarter and first six months of 1995 resulted in charges of approximately $156,000 and $337,000 respectively for the Company, which has been included in the consolidated results of the Company for the quarter and six months ended July 1, 1995.

               The following is BarOn's Comparative Condensed Statement of Operations for the Quarter and Six Months Ended July 1, 1995 and June 30, 1994:

                                                        Quarter Ended                          Six Months Ended
                                          -----------------------------------         ----------------------------------
                                                July 1,              June 30,            July 1,             June 30,
                                                 1995                 1994                1995                 1994
                                               --------            ---------          ------------         -------------
Research and Development Costs                $ 441,000            $ 112,000          $   931,000           $ 207,000
General and Administrative Expenses             171,000               73,000              420,000             140,000
Interest Income                                  (9,000)              (1,000)                  --              (2,000)
                                          ----------------------------------          -----------          -------------
               Net Loss                       $(603,000)           $(184,000)         $(1,351,000)          $(345,000)
                                          ==================================          ===========


                                      (11)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

On August 8, 1995, the Company made an investment of $7,500,000 through a 52.3% owned subsidiary (Partner) in a newly formed Israeli Corporation ("Joint Venture") which will be 50.1% owned by Partner and 49.9% owned by Israel Aircraft Industries, ltd. ("IAI"). The Company's investment in the Joint Venture will be accounted for as a purchase. The estimated purchase price, the minority interest in the Joint Venture and the excess of Purchase Price over Net Assets Acquired have been determined as follows:

               Purchase:

                       Cash investment in Joint Venture                                 $ 7,500,000 (1)

                       Estimated value of options to acquire shares of
                       common stock of the Company granted in connection
                       with this transaction                                              1,650,000 (2)

                       Estimated fees, expenses and other accruals                          100,000 (3)

                       Total estimated purchase price                                     9,250,000

               Minority interest in equity of Joint Venture                              (3,750,000)

               In process research and development                                       $5,500,000
                                                                                         ==========

The assets of the Joint Venture include the right to review and evaluate certain technological applications developed by IAI which are in various stages of development. If a technology is selected for development and exploitation, IAI will grant a perpetual, royalty free license to exploit the technology. IAI has advised the Company that the technological applications are in various stages of development, including certain applications which are fully developed and for which some products have been sold. To date, the Joint Venture has not completed its review of the applications and, accordingly, there is no assurance that any of the applications will be selected for development and exploitation, or if selected, will be capable of being developed, or if developed, will be commercially accepted and if commercially accepted, will be profitable. Certain technologies may be in the initial states of development and considered to be in process research and development with no alternative future use. The Company will obtain an appraisal of the technological applications which the Joint Venture has a right to exploit and selects for development and exploitation. Upon completion of the appraisal, a determination will be made as to the portion of the purchase price which will be capitalized as an identified intangible asset and the portion which will be charged to expense as in process research and development with no alternative future use. The allocation of the purchase price detailed above assumes that no portion of the purchase price will be capitalized, thus resulting in a charge to expense of $5,500,000.

               (1) Represents the portion of cash loaned to Partner by the Company and certain minority shareholders which was invested in the Joint Venture.

                                      (12)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

               (2) Represents the estimated value of options to acquire 1,100,000 shares of common stock of the Company, which were granted in connection with this transaction, at an exercise price of $7.25 per share based upon a recent price of the Company's common stock of $8.75 per share. The total purchase price may change dependent upon the appraised value of such options.

               (3) Represents an estimate of expenses related to the Joint Venture formation and investment including legal fees, accounting fees, due diligence costs and other accruals.

The excess of the purchase price over the estimated fair value of EAI's 25.01% equity interest in the net assets of BarOn in the amount of $6,012,000 has been determined to be in-process research and development with no alternative future use and, accordingly, was charged to expense in the first quarter of fiscal 1995. This charge has not been reflected in the unaudited pro forma summary detailed below. The pro forma summary also does not reflect the Company's investment in the Joint Venture. The purchase price allocation for both acquisitions is based on preliminary estimates of the fair value of the net assets acquired and is subject to adjustment as additional information becomes available during fiscal 1995. The pro forma loss per common share for the quarter ended March 31, 1994 reflects the issuance of 1,239,130 shares of common stock of the Company to finance the BarOn Investment as if such shares had been issued on January 1, 1994. These shares are based on a portion of the Class C Warrants exercised in December, 1994 at $4.60 per warrant (note 2) to arrive at proceeds of $5,700,000 necessary to finance the BarOn Investment.

The following unaudited pro forma summary presents the consolidated results of operations as if the Tanon Acquisition and BarOn Investment occurred on January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                 (thousands of dollars, except per share data)

                                           Quarter Ended                             Six Months Ended
                                           -------------                             ----------------
                                           June 30, 1994                              June 30, 1994
                                           -------------                             ----------------
Sales                                         $19,421                                     $36,150
Net Loss                                         (509)                                     (1,153)
Loss Per Common Share                         $  (.09)                                    $  (.23)

                                      (13)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

(4)            Restructuring

               In anticipation of the Tanon Acquisition, the Company determined in the fourth quarter of 1994 that it would be necessary to restructure its operations in order to reduce the operating expense from redundant activities and achieve greater operating efficiency from the combined operations subsequent to the Tanon Acquisition. As a result, a provision for restructuring in the amount of $2,400,000 was established in the fourth quarter of 1994. In connection therewith, the Company determined to close its Southwest operations in Tucson, Arizona and Nogales, Sonora, Mexico in order to reduce the operating expenses in place to support its existing sales base. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first six months of 1995. The combined termination costs for these activities through July 1, 1995 was approximately $410,000. The Company believes that these actions, together with remaining actions to reduce redundant operations in the third quarter of 1995, will eliminate duplicate expenses and improve operating efficiencies for materials procurement and management. However, no assurance can be given that such effects will be experienced by the Company as a result thereof.

(5)            Lines of Credit

               The Company maintains an asset based credit facility which is described in detail in note 5, "Notes Payable and Line of Credit" of Notes To Consolidated Financial Statements at Item 8 of the Company's latest Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1994. At July 1, 1995, the Company had $4,754,000 outstanding under this credit facility and had no additional availability for borrowing. There are two covenants with which the Company must comply under this facility. Working capital, as defined, must exceed $750,000 and tangible net worth must exceed negative $500,000. The Company was in compliance with both covenants as of July 1, 1995.

                                      (14)

                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

               Tanon maintains a separate revolving line of credit with a commercial bank that provides for short-term borrowings up to $5.5 million based on eligible accounts receivable and inventory. At July 1, 1995, $5,500,000 was outstanding under this line. This line bears interest at prime plus 1.5% and is due on demand. The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. The covenants, together with Tanon's comparative performance at July 1, 1995, were: maintaining working capital in an amount greater than deficit $150,000, for which Tanon achieved $855,000; achieving tangible net worth of not less than $2.8 million, for which Tanon achieved $3,587,000; achieving a quick ratio of .50 to 1, for which Tanon achieved .58 to 1; achieving a debt to equity ratio of less than 5.50 to 1, for which Tanon achieved 4.2 to 1; and, maintaining minimum quarterly profitability of $20,000, which Tanon did not achieve for the first and second quarters. Tanon obtained waivers for its failure to satisfy such minimum quarterly profitability requirements.

                                      (15)

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

               On January 4, 1995, the Company acquired Tanon Manufacturing, Inc. ( "Tanon" ), a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. The acquisition has been reported as a purchase for accounting purposes and, accordingly, the results of operations of Tanon are included with those of the Company from January 4, 1995 forward. Tanon's manufacturing services consist primarily of the assembly of printed circuit boards, the manufacturing and assembly of integrated electro-mechanical systems and related engineering support. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

               In connection with the Tanon Acquisition the Company recorded approximately $14,000,000 of goodwill. It is the Company's policy to periodically review the recoverability of such goodwill. In such review the Company evaluates Tanon's ability to achieve predetermined operating profit levels, industry growth trends, whether or not the subsidiary has lost any significant customers and any other factors which might result in a diminution in the value of the investment. Additionally, the Company evaluates the value of the goodwill by estimating the undiscounted net income of the subsidiary over the remaining life of the goodwill.

               On January 16, 1995, the Company acquired a 25.01% equity interest in BarOn Technologies Ltd. ( "BarOn" ), a privately-owned Israeli corporation based in Haifa, Israel. BarOn is a development stage company engaged in the research and development of a computer input device that can directly digitize handwriting in a variety of languages, from any surface. The investment in BarOn has been accounted for as a purchase of a minority interest using the equity method of accounting, and, accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn are included in the consolidated results of the Company from January 16, 1995 forward. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

               During the first quarter of 1995, the Company determined that the amount of the purchase price in excess of the estimated fair value of the 25.01% equity interest in BarOn acquired by the Company represented in-process research and development with no alternative future use. Accordingly, the estimated value associated with such purchased research and development of $6,012,000 was recorded as research and development expense in the first quarter of 1995.

               During the first six months of 1995, the Company's sales increased, its cost of sales increased, both in total value and as a percentage of sales, and selling, general and administrative expenses increased in total but decreased as a percentage of sales. The Company had a loss from operations of $10,035,000 for the first six months of 1995, which included a non-recurring charge of $6,012,000 representing the write-off of in-process research and

                                      (16)
development resulting from its investment in BarOn. This compared with a loss from operations of $584,000 in the first six months of 1994. During the second quarter of 1995, the Company's sales increased, cost of sales increased, both in total value and as a percentage of sales, and selling, general and administrative expenses increased in total value but decreased as a percentage of sales compared to the second quarter of 1994.

               The increase in sales to $37,233,000 in the first six months of 1995 from $13,690,000 during the same period in 1994, resulted primarily from the additional sales generated by Tanon, which had sales of $23,079,000 in that period. Sales from the Company's prior existing operations during the six month period increased to $14,154,000 from $13,690,000 in the same six month period of 1994 which increase resulted primarily from an increase in sales to its existing customer base. A large portion of such increase resulted from greater sales to one customer for whom the sales increment consisted substantially of materials and materials handling services. Such material-related sales are generally provided at a lower profit margin within the industry and, as a result, are less profitable than manufacturing service sales which consist more of labor services. Sales of $23,079,000 for Tanon in the first six months of 1995 increased moderately from sales of $22,460,000 during the same period in 1994, which reflects the loss of revenue from two customers who terminated their relationship with Tanon during this period which was offset by the growth and sales to Tanon's existing customer base. Sales of $ 18,178,000 in the second quarter of 1995 declined moderately from sales of $19,055,000 in the first quarter of 1995 primarily as a result of the closing and sale of the Company's manufacturing facilities in Tucson, Arizona and Nogales, Mexico, respectively. The majority of the services provided to customers at the Tucson facility was transferred to the Company's manufacturing facility in New Jersey; a moderate level of manufacturing services was transferred to the Company's Fremont facility at the customer's request, and the assembly-related services provided at the Nogales, Mexico facility were sold, together with the assets of that facility.

               Cost of sales in the first six months of 1995 increased to $37,061,000 from $12,362,000 during the same period in 1994. Cost

                                      (17)
of sales increased, as a percentage of revenue, to 99.5% in the first six months of 1995 compared to 90.3% in the same period of 1994, resulting primarily from the increase in materials cost for the above described customer with whom the Company has expanded its material handling services, combined with a one-time price reduction in sales of material by Tanon to one of its existing customers, which was negotiated in response to competitive pricing pressures. Cost of sales, as a percentage of revenue, was substantially the same in the second quarter of 1995 compared with that of the first quarter of 1995.

               Sales, general and administrative expensed increased to $4,195,000 in the first six months of 1995, from $1,912,000 in the same period of 1994. The increase in the level of sales, general and administrative expenses was related to the addition of the Tanon operations, the amortization of approximately $470,000 of intangible assets resulting from the Tanon acquisition, the payment of consulting fees for several directors and the elimination of salary reductions for employees of the Company which had been in effect during the first half of 1994. Selling, general and administrative expenses declined as a percentage of revenue to 11.3% in the first six months of 1995 from 14.0% in the same period in 1994 primarily because the increase in sales exceeded the rate of the increase in selling, general and administrative expenses. Selling, general and administrative expenses declined to $2,037,000 in the second quarter of 1995 from $2,158,000 in the first quarter of 1995 and decreased to 11.2% from 11.3% of total revenue primarily as the result of the Company's actions to reduce the level of operating expenses discussed below.

               In anticipation of the Tanon Acquisition, the Company determined in the fourth quarter of 1994 that it would be necessary to restructure its operations in order to reduce the operating expenses associated with redundant activities and to achieve greater operating efficiency from combined operations subsequent to the Tanon Acquisition. As a result, a provision for restructuring in the amount of $2,400,000 was established in the fourth quarter of 1994. Pursuant to such determination, during the

                                      (18)
first quarter of 1995 the Company began taking steps to close and sell its Southwest operations in Tucson, Arizona and Nogales, Mexico in order to eliminate the operating expenses associated with these facilities. The majority of the operations which were supporting the Company's sales base out of the Tucson location were transferred to the New Jersey facility in the second quarter of 1995. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first quarter in 1995 and in the Fremont facility in the second quarter of 1995. The combined termination expenses for these activities in the first and second quarters were approximately $250,000 and $160,000 respectively. The Company believes that these actions, together with remaining actions to reduce redundant operations will eliminate duplicate expenses and improve operating efficiencies for materials procurement and management. However, no assurance can be given that such effects will be experienced by the Company as a result thereof.

      The Company's consolidated backlog at July 1, 1995 was $41,970,000.

Liquidity and Capital Resources

               Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at July 1, 1995, as compared to the financial position of the Company at December 31, 1994, adjusted to reflect the balance sheet of Tanon at December 31, 1994. Net cash used by operations of $1,282,000 in the first six months of 1995 decreased by $1,199,000 from cash used in operations of $2,481,000 in the same period of 1994, resulting primarily from a decline in the consolidated balance of accounts receivable, together with those expenses which did not use cash, which consisted of depreciation, amortization, purchased research and development, and equity in loss of affiliate, offset by the $11,085,000 loss from operations. Liquidity, as measured by cash and cash equivalents, decreased to $87,000 at July 1, 1995 from $6,157,000 at December 31, 1994. Liquidity as measured by working capital decreased to a deficit of $2,129,000 at July 1, 1995 compared to $4,366,000 at December 31, 1994. The decrease in working capital resulted primarily from the amounts paid by the Company in connection with the consummation of the Tanon Acquisition and BarOn Investment in January 1995 as are more fully discussed below. The Company's ability to generate internal cash flows results primarily from the sale of material and labor elements of its contract electronic manufacturing services. In the first six months of 1995, revenue from such services increased by $23,543,000 from $13,690,000 in the same period of 1994, primarily resulting from the acquisition of Tanon. Consolidated accounts receivable declined by $1,385,000 in the first half of 1995 reflecting the collection of receivables at a rate greater than sales were generated in the six months. A marginally profitable enterprise which had over $2,100,000 payable to the Company at year end is currently paying its account in accordance with established terms and the balance has been reduced to $527,000 at August 4, 1995. Consolidated inventory increased by $807,000 during the first six months which represented a decline of $1,292,000 during the second quarter. Management of the company constantly evaluates inventory levels on hand with respect to orders placed by customers and, if necessary, inventory amounts which may become excess could be reduced by the sale or return of inventories to suppliers, uses of inventories on alternative customers' assemblies or the cancellation of purchase commitments with or without the payment of cancellation penalties.

               In January and February of 1994, in order to conserve cash and reduce expenses, the Company among other things imposed a 20% decrease in pay on substantially all employees at its existing facilities. Effective with the beginning of the first quarter of 1995, such salary

                                      (19)
reductions were eliminated and the salaries of all indirect manufacturing and sales, general and administrative staff were returned to normal levels.

               At July 1, 1995, the Company had consolidated accounts payable of approximately $14,160,000 of which approximately $633,000 had been outstanding for over 90 days. This compares with $10,928,000 of consolidated accounts payable at December 31, 1994, of which $426,000 had been outstanding for over 90 days.

               In the first quarter of 1995, the Company made commitments for the purchase of manufacturing equipment of approximately $2.0 million for the West Long Branch manufacturing facility, which amount is included in accounts payable at July 31, 1995 and approximately $3.0 million for the Fremont, California manufacturing facility. In April 1995, the Company cancelled the purchase order for $3.0 million of new equipment for the Fremont, California manufacturing facility, deciding instead to move certain equipment from the Tucson facility to the Fremont facility upon closure of the Tucson facility. The Company intends to finance the capital equipment for the West Long Branch manufacturing facility with financing arranged through existing relationships with equipment lease financers, however, as of the date of this report the Company has not entered into any agreements or commitments for such equipment lease financing.

               Net Cash flows from financing activities during the first half of 1995 amounted to a source of $5,430,000 which resulted primarily from the issuance of an aggregate of 540,712 shares of common stock in an offering in April, as discussed below, and the exercise of 383,861 Class C Warrants and 413,204 of employee stock options, after the repayment of balances under the Company's and Tanon's lines of credit and the loan to Joseph Spalliero, President of the Company, in connection with the Tanon Acquisition discussed below.

               Net cash in the amount of $7,540,000 was used for investing activities during the six months ended July 1, 1995. Funds in the amount of $3,199,000 were used in making capital expenditures and $5,431,000 used in making investments in affiliates pursuant to the terms of the Tanon Acquisition and the BarOn Investment discussed below. These uses were partially offset by cash acquired in the acquisition of Tanon of $890,000 and the proceeds from the sale of discontinued operations of $200,000. The cash required to consummate such acquisitions was financed, in large part, from the cash flows from financing activities during 1994 which amounted to $13,192,000, resulting primarily from the issuance of 1,200,000 units (each unit consisting of one share of Common Stock, a Class A Warrant and a Class B Warrant (the "February Units") in the private placement completed in February 1994 (the "February 1994 Private Placement"), the issuance of 2,500,000 units (each unit consisting of one share of Common Stock and one Class C Warrant) (the "June Units") in the private placement commenced in June 1994 (the "June 1994 Private Placement") and exercise of related Class C Warrants issued in the June 1994 Private Placement, net of reductions in outstanding debt. The proceeds from these activities which were not used to consummate the Tanon Acquisition and BarOn Investment were used to maintain cash balances for working capital. As previously disclosed, a Registration Statement was filed with the Securities & Exchange Commission covering an aggregate of 9,800,523 issued and outstanding shares of common stock for resale by selling shareholders, which included, among other shares, the shares sold in the February 1994 Private Placement and the June 1994 Private Placement. Such Registration Statement was declared effective on August 14, 1995. The Registration Statement will permit existing shareholders to resell shares of common stock of the Company which they had purchased directly from the Company. The Company will not receive any proceeds directly from the offering.

               On January 4, 1995, the Company acquired by merger Tanon pursuant to the Tanon Acquisition Agreement. At closing, the Company issued 1,538,462 shares of its common stock and granted options to purchase its common stock with a combined appraised value of $14,460,000 in exchange for all the outstanding common stock of Tanon and outstanding options to purchase common stock of Tanon. In addition, (a) the Company invested $2,000,000 in Tanon, and (b) the Company has agreed to use its best efforts to invest in (or, at the Company's option, loan to) Tanon (in form and on terms acceptable to the Company and its lenders) up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan. In connection with the merger, Joseph R. Spalliero, President of the Company and Chief Operating Officer of Tanon (formerly the Chairman and President of Tanon prior to the Tanon Acquisition), entered into an Employment Agreement with Tanon and received a cash bonus of $300,000 at closing, and will be eligible to earn a cash bonus of up to $750,000, payable to the extent earned, in equal installments, during 1996, 1997 and 1998. Also, in connection with the Tanon Acquisition, the

                                      (20)

Company loaned to Mr. Spalliero $1,000,000 for a 30-month term, with interest accruing at the applicable Federal rate, and due, together with principal, at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. In addition, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000 which had been personally guaranteed by Mr. Spalliero.

               On January 16, 1995, the Company acquired 25.01% of the ordinary shares of BarOn for a consideration of cash and shares of common stock in the Company and a right to acquire an additional 8.33% of the ordinary shares of BarOn. The Company acquired 8.33% of the 25.01% equity interest in BarOn from certain shareholders of BarOn in exchange for $2,700,000 which was paid in cash at closing on January 16, 1995. The balance of 16.68% was acquired from BarOn in exchange for $3,000,000 in cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 payable as follows: (i) of such $3,000,000 cash payment, $2,000,000 was paid at closing on January 16, 1995 in the form of $1,500,000 in cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to the terms of a business loan to BarOn, and (ii) the $1,000,000 balance due BarOn and the issuance and delivery of the 127,592 shares of common stock of the Company were due and payable to BarOn on the four month anniversary of the closing, May 16, 1995. Such payment was postponed by mutual agreement and, as of the date of this report, $500,000 of such amount has been paid. Pursuant to the terms of the Investment Agreement with BarOn, BarOn is obligated to issue to the Company ordinary shares to increase the Company's equity interest by 8.33%, which would give the Company an aggregate equity interest of up to 33-1/3% of the outstanding ordinary shares of BarOn, in the event that the Company elects to make certain subsequent investments. The subsequent investments, which would aggregate $2,000,000 in cash and 255,183 shares of common stock of the Company with an estimated value of $2,000,000 are at the option of the Company, which is exercisable on the earlier of BarOn's reaching certain development milestones or September 30, 1995.

               The Company maintains an asset based credit facility with its lender, Congress Financial Corporation, which is described in detail in Note 5, "Notes Payable and Line of Credit" of Notes to Consolidated Financial Statements at Item 8 of the Company's latest Annual Report on Form 10-K, as amended on Form 10-K/A, for its fiscal year ended December 31, 1994 ("Form 10-K"). At July 1, 1995, the Company had $4,754,000 principal amount of borrowings outstanding under this credit facility with no additional availability for borrowing. There are two financial covenants with which the Company must comply under this facility. Working capital, as defined, must exceed $750,000 and tangible net worth must exceed a negative $500,000. The Company was in compliance with both covenants as of July 1, 1995.

               Tanon maintains a separate revolving line of credit with a commercial bank that provides for short-term borrowing up to $5.5 million based on eligible accounts receivable and inventories. At July 1, 1995, $5,500,000 was outstanding under this line. The line of credit bears interest at the bank's prime rate plus 1.50% and is due on demand. The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. The covenants, together with Tanon's comparative performance at July 1, 1995, were: maintaining working capital in an amount greater than deficit $150,000, for which Tanon achieved $855,000; achieving tangible net worth of not less than $2.8 million, for which Tanon achieved $3,587,000; achieving a quick ratio of .50 to 1, for which Tanon achieved .58 to 1; achieving a debt to equity ratio of less than 5.50 to 1, for which Tanon achieved 4.2 to 1; and, maintaining minimum quarterly profitability of $20,000, which Tanon did not achieve for the first and second quarters of 1995. Tanon obtained waivers for its failure to satisfy such minimum profitability requirements.

               The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the six months ended July 1, 1995. As reflected in the accompanying financial

                                      (21)
statements, the continued negative cash flow from operating loss experienced by the Company through July 1, 1995, gave rise to the need for additional working capital. In order to provide additional capital, on April 14, 1995, the Company completed the sale of 525,000 shares of Common Stock at $5.85 per share for net proceeds of approximately $3,000,000 and, separately, on July 21, 1995, the Company completed the sale of 416,667 shares of Common Stock at $4.80 per share for net proceeds of approximately $2,000,000, in each case in an offering exempt from the registration provisions under the Securities Act. The proceeds from these offerings are being used for working capital purposes. In addition, in contemplation of the Tanon Acquisition, the Company has implemented measures to reduce costs, including the closing and sale of its Southwest operations in Arizona and Mexico, which the Company completed in the second quarter of 1995, and consolidation of its corporate administrative functions with those of its newly acquired subsidiary, Tanon, and reduction of certain other administrative expenses, which the Company expects to complete during the third quarter of 1995. Although the Company's projections indicate that operating losses and negative cash flows from operations will continue during 1995, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business through December 31, 1995, however, no assurance can be given in that regard.

               Further, the Company's business plan includes making certain additional investments with respect to Tanon and BarOn as a result of the acquisitions made in January 1995, which consist of the Company's commitment to use its best efforts to make an investment in Tanon of up to $5.0 million as contemplated by the Tanon Acquisition Agreement, and the Company's option to invest $2.0 million in cash in BarOn to acquire an additional 8.33% equity interest in BarOn (which would give the Company an aggregate 33- 1/3% equity interest in BarOn) as contemplated by the Investment Agreement with BarOn. Such additional investments may require, among other things, additional cash resources in excess of those presently available. The Class A and Class B warrants issued in the February 1994 Private Placement, if exercised, could provide the company with additional capital of approximately $4.4 million. Subsequent to July 1, 1995, approximately $190,000 was raised through exercise of these warrants, but no assurance can be given that any more of such Warrants will be exercised. In addition, the Company is presently in negotiations with its existing lenders to increase the amount available under its revolving credit facilities and is attempting to raise additional capital. There can be no assurance that such additional borrowings or financing will be available.

               The Company, through a 52.3% owned subsidiary, has entered into a Joint Venture Agreement ("JVA") with Israel Aircraft Industries, Ltd., an Israel government corporation ("IAI"), for the purpose of forming a joint venture ("Joint Venture") with IAI to review, develop, and exploit certain non-military, non-classified technological applications ("Applications") developed by IAI. The transaction was consummated on August 8, 1995. To implement the JVA, in early August, 1995, the Company entered into a Preincorporation Agreement to form an Israeli corporation ("Partner") which is the joint venture partner and owns 50.1% of the Joint Venture. IAI owns 49.9% of the Joint Venture. Under the Preincorporation Agreement, Partner is owned as follows: (a) the Company owns a 52.3% interest, (b) certain Israeli persons own an aggregate of 25.2%, (c) Mark Hauser owns a 15% interest, (d) Irwin L. Gross, Chairman of the Company, owns a 5% interest, and (e) Broad Capital Associates owns a 2.5% interest. The equity interests in Partner were issued for an aggregate consideration of $10,000 to each of the shareholders. In addition, the Company and the Israeli citizens have advanced $6.3 million and $1.575 million, respectively, to Partner. Of such funds, $7.5 million has been advanced to the Joint Venture to be used solely for working capital purposes. The remaining $375,000 will be used by Partner for working capital purposes.

               The JVA provides that the Joint Venture will review and evaluate Applications developed by IAI, which are in various stages of development. To review and evaluate the Applications, an investment committee ("Investment Committee") comprised of seven persons will be formed. Partner will be entitled to select four of the seven members of the Investment Committee. If an Application is selected for development and exploitation, an entity will be formed ("Licensee") in which Partner will own a 50% interest and IAI will own a 50% interest, and IAI will grant such Licensee a perpetual, royalty free license for such Application. The Investment Committee will prepare a business plan to exploit each application selected, including a funding plan. The Company will be primarily responsible to raise the funds necessary to exploit the Application selected. However, the Company will not be under any obligation to raise any funds for such purpose unless and until the Investment Committee selects an Application for exploitation. In the event the Company is unable to raise the funds necessary to exploit any Application which the Investment Committee selects, IAI can terminate the JVA. The JVA can also be terminated under certain other circumstances.

               To fund its obligations under the Preincorporation Agreement, on August 3, 1995 the Company sold 1,458,333 shares of its Common Stock at a price of $4.80 per share for an aggregate of $7.0 million to five Israeli persons, three of whom are shareholders in Partner. The offering was made pursuant to an exemption under the Securities Act of 1933, as amended. The purchase agreements pursuant to which the shares were sold contain an adjustment provision which requires the issuance of additional shares in the event that the average closing price of the shares for a certain period of time is less than the offering price in the offering. The proceeds from the offering were placed in escrow and were released upon the execution of the JVA.

               At the present time, the Company is unable to determine whether, or the extent to which, any of the Applications of IAI which the Investment Committee reviews will be selected and exploited. Accordingly, with the exception of the initial investment of $6.3 million in Partner, the Company is unable to determine at this time the effect, if any, of this transaction on the results of operation of the Company or on its liquidity and capital resources.

               Reference is made to "Legal Proceedings" at Item 3, Part I of the Company's Form 10-K and in Part II of this Report for information concerning certain pending claims which could have an adverse impact on the Company's income and cash flows. Reference is also made to Note 14 of the Notes to Consolidated Financial Statements at Item 8, Part II of the Form 10-K for information concerning services provided by contract electronic manufacturing to certain customers which are development stage or marginally profitable enterprises or have highly leveraged capital structures.

                                      (22)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               As previously disclosed, there are two lawsuits presently pending which involve environmental claims against EAI, namely, the Lemco Associates lawsuit and the Bridgeport Rental and Oil Services Superfund Site lawsuit. In October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and is seeking damages in unspecified amounts. EAI has denied Lemco's allegations, asserted numerous defenses to the claims asserted and made cross claims for indemnification and contribution against co-defendants and others. In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights. Discovery in this matter is ongoing. By letter dated March 30, 1995, Lemco has provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it has expended approximately $424,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $4,900,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation. Further, by letter dated June 7, 1995, Lemco has provided the Company with an appraisal report made by a real estate appraisal company engaged by Lemco in support of Lemco's claim for diminution in the value of the property. Such report states that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and as of April 14, 1995 was $750,000. Based on the foregoing, management believes that the range of possible loss in this matter ranges from zero to approximately $8.2 million, not including costs and expenses, such as legal and expert fees, which will be incurred in connection with this matter, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above. At this time, the Company and its consultants have not completed the investigation and evaluation of the information recently received from Lemco nor has an independent analysis of the site been performed to determine the appropriateness of Lemco's claims and of the estimated cost of remediation and diminution in value of the property. Such investigation, evaluation and analysis of this matter is expected to be completed by September 1995; therefore, it is not possible to predict its outcome at this time. Moreover, there is no assurance that the outcome of this matter will come within the above-mentioned range of possible loss.

               The second matter involves environmental claims against EAI and others regarding the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey (the "B.R.O.S. Site"). By letter dated August 31, 1988, the United States Environmental Protection Agency ("EPA") notified EAI that the EPA had identified EAI as one of the parties potentially responsible for clean up costs at, and for any other possible damages in connection with, the B.R.O.S. Site. EAI's alleged connection to the B.R.O.S. Site is through Rollins Environmental Services, Inc. ("Rollins") which is a waste transporter that was allegedly hired by EAI to transport certain waste material alleged to be hazardous from EAI's operations for appropriate disposal. Information in the EPA's files suggests that the EPA is likely to assert that one shipment of waste allegedly generated by EAI and presumed to constitute less than one quarter of one percent of the total liquid waste allegedly released at the B.R.O.S. Site, was delivered to the B.R.O.S. Site in 1973 by Rollins. On March 29, 1989, the New Jersey Department of Environmental Protection and Energy ("DEPE") issued an administrative directive under New Jersey's Spill Compensation and Control Act to over one hundred companies, including EAI, demanding payment by May 15, 1989 of $9,224,189 as DEPE's share of remedial costs at the B.R.O.S. Site. By letter dated August 29, 1989, and by similar letters to fifty-seven other alleged waste generators, or transporters of waste allegedly released at the B.R.O.S. Site, the EPA demanded that the targeted companies, individually or jointly, pay to the "EPA Hazardous Substances Trust Fund" the sum of $17.8 million by September 29, 1989 in full reimbursement of past costs incurred by the EPA in connection with the B.R.O.S. Site. The EPA estimated at that time that the costs of the remaining remedial work will be in the range of $70 - $100 million. On May 15, 1989, a group of companies among those which had received demands from DEPE, including EAI, without admitting liability, made a "good faith" payment of $1,344,500 in response to DEPE's directive demanding payment of $9,224,189. EAI's share of this payment was $5,000. On September 29, 1989, a group of companies, including EAI, targeted by the EPA responded to the EPA's demand letter for past costs of $17.8 million by declining to make any payments at that time and by offering to negotiate a settlement of the EPA's claims. Litigation has been initiated in the federal courts with respect to the remediation alleged to be required at the B.R.O.S. Site. EAI is not a party to this litigation but is participating in informal discovery and settlement negotiations with respect to the federal court actions without admitting liability. Rollins has agreed to pay administrative expenses which may be assessed against EAI in connection with its participation in the settlement process as well as defend EAI should EAI be sued after participating in the settlement process. Rollins has not agreed to assume any liability that any of its customers may incur as a result of these claims, including liability for any amount that EAI may agree to pay in settlement. EAI has pursued insurance coverage for these claims. To date, one carrier has responded, has agreed to pay one-third of EAI's defense costs and has otherwise reserved rights. The other carrier to which EAI has submitted the B.R.O.S. claims has denied coverage on grounds that EAI believes are without merit under New Jersey law. This insurance company advised EAI that it has no information at this time that would support EAI's claim of coverage under any of the policies issued by it to EAI. EAI has asked for reconsideration of its position and is awaiting a response. Based solely upon the alleged single shipment of waste generated by EAI and presumed to constitute less than one quarter of one percent of the total liquid waste allegedly released at the B.R.O.S. Site discussed above, management believes that the range of possible loss in this matter ranges from zero to approximately $300,000, not including costs and expenses which will be incurred in connection with this matter which are not paid by Rollins as discussed above, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above or which may be recoverable from Rollins based on indemnification claims. Settlement discussions in this matter are ongoing and the Company's participation in such settlement discussions has been limited to date; therefore, it is not possible to predict its outcome at this time. Moreover, there is no assurance that the outcome of this matter will come within the above-referenced range of possible loss.

               In April, the Company settled the action brought by Stephen Pudles in accordance with the terms of the tentative settlement previously disclosed by the Company for $41,250, payable by the Company in four installments over three months in accordance with the terms of a written settlement agreement, which includes mutual general releases by the plaintiff and the Company of all claims against each other.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits.


               Exhibit No.            Description
               -----------            ------------


                2.1 Agreement and Plan of Reorganization by and among Electronic Associates, Inc., Tanon Manufacturing,
                               Inc., EA Acquisition Corp. and Joseph R.
                               Spalliero, dated December 12, 1994 was filed as
                               Exhibit 2 to the Company's Current report on Form
                               8-K (Date of Report: January 4, 1995), as amended, and is hereby incorporated by reference.


                2.2            Form of Investment Agreement dated January 16,
                               1995 by and between Electronic Associates, Inc.
                               and BarOn Technologies Ltd., was filed as Exhibit
                               10.1 to the Company's Current Report on Form 8-K
                               (Date of Report: January 16, 1995), as amended, and is hereby incorporated herein by reference.

                2.3            Form of Stock Purchase Agreement, dated January
                               10, 1995, between the Company and various shareholders of BarOn Technologies Ltd., was filed as Exhibit 10.2 to the Company's Current
                               Report on Form 8-K (Date of Report: January 16,
                               1995), as amended, and is hereby incorporated herein by reference.

                2.4            Form of Shareholders Agreement, dated January 16,
                               1995, among the Company, BarOn Technologies Ltd.
                               and the shareholders of BarOn Technologies Ltd., was filed as Exhibit 10.3 to the Company's
                               Current Report on Form 8-K (Date of Report:
                               January 16, 1995), as amended, and is hereby incorporated herein by reference.

                2.5            Form of Pre-Incorporation Agreement in connection
                               with the IAI Joint Venture was filed as Exhibit 2.1
                               to the Company's Current Report on Form 8-K (Date of
                               Report: August 3, 1995) as amended, and is hereby incorporated by reference.

                2.6            Form of Joint Venture Agreement in connection with
                               the IAI Joint Venture was filed as Exhibit 2.2 to the
                               Company's Current Report on Form 8-K (Date of Report:
                               August 3, 1995) as amended, and is hereby incorporated by
                               reference.

                27             Financial Data Schedule


                                      (23)

               (b) The registrant filed the following Form 8-K during the quarter for which this report is filed:


Date of Report         Item
--------------         ----
May 24, 1995           Updated pro forma financial data and historical financial statements for Tanon
                       Manufacturing, Inc. and BarOn Technologies, Ltd.


                                      (24)

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ELECTRONIC ASSOCIATES, INC.
                                                (Registrant)

Date:  August 15, 1995              By:  /s/     Jonathan R. Wolter
                                        --------------------------------------
                                        Jonathan R. Wolter,
                                        Treasurer and Vice President - Finance

                                      (25)