Form 10-Q
period 1995-09-30
ELECTRONIC ASSOCIATES INC
filed 1995-11-14
CIK 313096

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                                  Commission file number 1-4680


                              EA INDUSTRIES, INC.

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


                   Former Name - Electronic Associates, Inc.


Former name, former address and former fiscal year, if changed since last report



        ----------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X N
                                              ---

        ----------------------------------------------------------------

  As of September 30, 1995, there were 14,976,363 outstanding shares of the Registrant's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheet
                                  (UNAUDITED)
                             (thousands of dollars)

                                                                                 Sept. 30,                     December 31,
                                                                                    1995                          1994
                                                                                 ----------                    -----------
ASSETS

Current Assets:                                                                      $1,474
  Cash and cash equivalents                                                                                        $  6,157
  Restricted cash                                                                     7,386                              --
   Receivables, less allowance of $382 in 1995 and $207
    in 1994 for doubtful accounts                                                    12,689                           5,958
   Inventories                                                                        9,622                           4,178
  Prepaid expenses and other assets                                                     957                             676
                                                                                  ---------                         -------
          Total current assets                                                       32,128                          16,969
                                                                                  ---------                         -------

Fixed assets                                                                         12,986                           7,472
  Less accumulated depreciation                                                     (6,092)                         (4,753)
                                                                                  ---------                         -------
                                                                                      6,894                           2,719
                                                                                  ---------                         -------

Investment in affiliates                                                              1,367                           2,745
                                                                                  ---------                         -------

Intangible assets                                                                    14,595                              --
  Less accumulated amortization                                                       (696)                              --
                                                                                  ---------                         -------
                                                                                     13,899                              --
                                                                                  ---------                         -------
Other Assets                                                                            436                             412
Note receivable                                                                       1,075                              --
                                                                                  ---------                         -------
                                                                                   $ 55,799                        $ 22,845
                                                                                  =========                         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term liabilities                                          $ 9,791                        $  5,933
  Accounts payable                                                                   12,269                           4,711
  Accrued expenses                                                                    2,007                           1,959
                                                                                  ---------                         -------
      Total current liabilities                                                      24,067                          12,603
                                                                                  ---------                         -------
Long-Term liabilities:
  Long-term debt                                                                      5,134                             690
  Other long-term liabilities                                                         2,478                           2,308
                                                                                  ---------                         -------
      Total long-term liabilities                                                     7,612                           2,998
                                                                                  ---------                         -------
      Total liabilities                                                              31,679                          15,601
                                                                                  ---------                         -------
  Minority interest                                                                   3,818                              --
                                                                                  ---------                         -------
Shareholders' Equity:
Common Stock                                                                         60,213                          20,117
Marketable securities adjustment                                                      (167)
Accumulated deficit since January 1, 1986                                          (39,269)                        (12,398)
                                                                                  ---------                         -------
                                                                                     20,777                           7,719
  Less common stock in treasury, at cost                                              (475)                           (475)
                                                                                  ---------                         -------
      Total Shareholders' Equity                                                     20,302                           7,244
                                                                                  ---------                         -------
                                                                                   $ 55,799                        $ 22,845
                                                                                  =========                         =======


       The accompanying notes are an integral part of these consolidated condensed financial statements.




                                      (2)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Operations
                                  (UNAUDITED)
                 (thousands of dollars, except per share data)


                                                     Quarter Ended                            Nine Months Ended
                                                     -------------                            -----------------
                                            Sept. 30,             Sept. 30,             Sept. 30,             Sept.30,
                                            ---------             ---------             ---------             --------
                                               1995                 1994                   1995                 1994

Sales                                          $18,895               $8,801                $56,128                $22,491
                                           -----------           ----------            -----------           ------------


Cost of Sales                                   18,645                7,353                 55,715                 19,715
Selling, general and
administrative expenses                          2,076                1,292                  6,262                  3,204
Purchased research and
development (Note 3)                            13,534                   --                 19,546                     --

                                           -----------           ----------            -----------           ------------

               Total                            34,255                8,645                 81,523                 22,919
                                           -----------           ----------            -----------           ------------

Loss from operations                          (15,360)                  156                (25,395)                  (428)
                                           -----------           ----------            -----------           ------------
Interest expense                                   315                  178                    993                    497

Interest income                                   (111)                 (26)                  (188)                   (57)
Other expense                                      222                   --                    671                     --
                                           -----------           ----------            -----------           ------------
Net loss                                      $(15,786)                  $4               $(26,871)                 $(868)
                                           ===========           ==========            ===========           ============
Loss per common share                           $(1.21)                $ --                 $(2.35)                $(0.20)
                                           ===========           ==========            ===========           ============
Weighted average
----------------
common shares and                           13,088,865           14,256,043             11,437,851              4,389,685
-----------------
common share
------------
equivalents outstanding
-----------------------
                                           ==========            ==========          ============            ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.




                                      (3)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                  For The Nine Months Ended September 30, 1995
                                  (UNAUDITED)
                           (in thousands of dollars)


                                      Common Stock              Treasury Stock
                                      ------------              --------------        Accumulated      Marketable
                                   Shares       Amount        Shares     Amount         Deficit        Securities
                                                                                         Since         Adjustment
                                                                                        Jan. 1,
                                                                                         1986
                               -----------------------------------------------------------------------------------
Balance, December 31,           8,326,056      $20,117      (218,476)     $(475)       $(12,398)
1994
Net loss                                                                                (26,871)
Issuance of stock:
   Tanon acquisition            1,538,462       14,460
   BarOn investment               382,775        1,995

Warrants, Options and
  Stock issued in
  connection with
  the IAI investment              140,719        7,400

Exercise of stock
options                           686,205        1,546
Exercise of Class C
warrants                          383,861        1,734

Exercise of Class A
  and B Warrants                1,261,768        1,302

Shares sold in exempt
offerings                       2,474,993       11,659

Marketable securities
 adjustment                                                                                            (167)
                               ------------------------------------------------------------------------------------
Balance, September             15,194,839      $60,213     (218,476)      $(475)       $(39,269)       (167)
30, 1995
                               ====================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.




                                      (4)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (thousands of dollars)

                                                                                          Nine Months Ended
                                                                 -----------------------------------------------------------------
                                                                      September 30,                           September 30,
                                                                          1995                                     1994
                                                                  ---------------------                ----------------------------
Cash Flows from Operating Activities:                                                                              $(868)
     Net loss                                                                $(26,871)

     Adjustment to reconcile net income (loss) to net cash
       provided (used) by operating activities:
                                                                                                                     669
     Depreciation and amortization                                              2,035

     Purchased research and development                                        19,546                                 --
     Equity in loss of affiliate                                                  558                                 --

Cash provided (used) by changes in:

  Receivables                                                                   1,849                             (3,171)
     Inventories                                                                 (662)                            (1,972)
     Prepaid expenses & other assets                                              809                                 --
     Accounts payable and accrued expenses                                     (2,290)                                801
     Accrued excess leased space costs                                           (319)                              (203)
     Other operating items - net                                                 (715)                               (70)
                                                                  ---------------------                -------------------
Operating cash flow from continuing operations                                 (6,060)                            (4,814)
Operating cash flow from discontinued operations                                   --                                 85

                                                                  ---------------------                -------------------
Net cash used by operating activities                                          (6,060)                            (4,729)
                                                                  ---------------------                -------------------

Cash flows from Investing Activities:
     Capital expenditures, net                                                 (3,390)                            (1,160)
     Investment in affiliates                                                 (11,500)                              (130)

     Cash acquired in purchase of Tanon                                           890                                 --
     Proceeds from the sale of discontinued operations                            394                                200
                                                                  ---------------------                -------------------
Net cash provided/(used) by investing activities                              (13,606)                            (1,090)
                                                                  ---------------------                -------------------

Cash flows from financing activities:
     Net borrowings/(repayments) under credit facilities                         (258)                             1,542

     Proceeds from the exercise of stock options or rights                      1,546                                 42
     Issuance of note receivable in connection with acquisition                (1,000)                                --
Net proceeds from sale of common stock (exempt offerings)
     and exercise of warrants                                                  14,695                              6,859
                                                                  ---------------------                -------------------
Net cash provided by/(used for) financing activities                           14,983                              8,443
                                                                  ---------------------                -------------------

Net increase/(decrease) in cash and cash equivalents                           (4,683)                             2,624

Cash and cash equivalents at beginning of period                                6,157                                 64
                                                                  ---------------------                -------------------
Cash and cash equivalents at end of period                                     $1,474                          $   2,688
                                                                  =====================                ===================

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                   $955                            $   422
                                                                  =====================                ===================
Noncash investing and financing activities:
     Acquisition of business:

  Fair value of assets acquired, excluding cash                               $28,960
     Liabilities assumed                                                      (15,390)

  Common stock and options issued                                             (14,460)

                                                                  ---------------------
     Cash acquired                                                               $890
                                                                  =====================

Additional common stock valued at approximately $2.0 million (Note 3) was issued in connection with the purchase of a minority interest. Warrants to acquire common stock valued at approximately $3.0 million were issued in connection with the purchase of a joint venture (Note 3).
           The accompanying notes are an integral part of these consolidated condensed financial statements.



                                      (5)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  Basis of Presentation

     The condensed financial statements included herein have been prepared by EA Industries, Inc. ("EAI" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1994. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. Results of operations for the interim periods are not necessarily indicative of results of operations expected for the full year.

     The Company operates on a 52 week year, with each fiscal week and quarter ending on Saturday, except for the fourth quarter which ends on December 31.

     Certain amounts and captions in the 1994 financial statements have been reclassified in a manner consistent with the presentation of the 1995 financial statements.

     Loss per share amounts have been computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options and warrants have not been included in per share computations, because their impact would have been antidilutive in each period except the period ended September 30, 1994 which experienced a profit. In that period the dilutive effect of stock options and warrants was reflected in the computation.

(2)  Operations and Liquidity

     At the end of fiscal year 1994, the Company was in the process of redeeming the outstanding Class C Warrants which were not exercised upon the Company's call for redemption of such warrants. Total proceeds received by the Company from the exercise of the Class C Warrants was approximately $6.6 million, of which $4,864,000 was received in December 1994 and net proceeds of $1,734,000 representing the exercise of Class C Warrants to purchase 383,861 shares was received in January 1995.

     On April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $2,906,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The number of shares issued in this sale increased by 15,712 shares on May 22, 1995 without additional proceeds to the Company pursuant to an adjustment provision set forth in the purchase agreements for such shares because 80% of the average market price of the Company's

                                      (6)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)


     common stock for the five day period ending forty days after the closing was less than $5.85 per share.

     On July 21, 1995, the Company completed the sale of an additional 416,667 shares of common stock at $4.80 per share for net proceeds of approximately $1,900,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The adjustment provision set forth in the purchase agreements for such shares has expired with no further increase in the number of shares sold.

     On August 3, 1995, the Company completed the sale of an additional 1,458,333 shares of common stock at $4.80 per share for net proceeds of approximately $6,853,000 in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The number of shares issued in this sale shall be increased by 59,281 shares pursuant to an adjustment provision set forth in the purchase agreement for such shares, subject to such shares being listed on the New York Stock Exchange. In addition, the Company has agreed to issue 140,719 additional shares of Common Stock to A.M.P. Argonauts Ltd., in exchange for additional services rendered in connection with the formation of the Joint Venture with Israel Aircraft Industries Ltd. on August 8, 1995 (see note 3), subject to approval by the Company's Board of Directors and the listing of such shares on the New York Stock Exchange.

     On September 30, 1995, the Company completed the issuance of $3,150,000 principal amount of convertible subordinated debentures which mature on November 19, 1996 and bear interest at 9% per annum, in an offering exempt from the registration provisions under the Securities Act of 1933, as amended. The debentures are convertible into 700,000 shares of common stock at a conversion price of $4.50 per share, subject to such shares being listed on the New York Stock Exchange.

     The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and the nine months ended September 30, 1995. The Company has implemented measures to reduce expenses, including the closing and sale of its Southwest operations in Arizona and Mexico, respectively, and reduction of indirect manufacturing and sales, general and administrative staff in its West Long Branch, New Jersey and Fremont, California facilities, which the Company substantially completed by the third quarter of 1995. The Company was successful in raising approximately $11,800,000 of capital during 1994 and approximately $19,400,000 since the beginning of 1995 through the exempt offerings of common stock and convertible subordinated debentures discussed above, and the exercise of warrants and options. Although the Company's projections indicate that operating losses and negative cash flow from operations will continue during 1995, except with respect to its obligation to invest $2,000,000 in BarOn, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business through December 31, 1995. The Company is currently seeking to raise additional capital to finance the $2,000,000 investment in BarOn which is currently due and to finance its general administrative expenses associated with oversight of its manufacturing operations and its investments in BarOn and the Joint Venture with IAI which are anticipated to be incurred in 1996. However, no assurance can be given that such financing will be obtained.



                                      (7)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)



     The Company's business plan includes making certain additional investments with respect to BarOn Technologies Ltd. ("BarOn") as a result of the acquisition made in January 1995 and the Joint Venture formed with Israel Aircraft Industries, Ltd. on August 8, 1995 (see note 3), which may require, among other things, additional cash resources in excess of those presently available. The Class A and Class B warrants issued in the February 1994 Private Placement (hereinafter defined), if exercised, could provide the Company with additional capital of approximately $3,100,000. To date, Class A and Class B Warrants to purchase 1,261,768 shares have been exercised and the Company has received $1,302,000 in proceeds. No assurance can be given that the remainder of such warrants will be exercised. In addition, the Company is presently in negotiations with its existing lenders as well as new lending institutions to increase the amount available under its revolving credit facilities. There can be no assurance that such additional borrowings or financing will be available.

     At September 30, 1995, the Joint Venture formed with Israel Aircraft Industries, Ltd. had remaining cash of $7,386,000. Such cash will be used to fund expenses of the Joint Venture and accordingly has been classified as Restricted Cash by the Company.

(3)  Acquisitions

     On January 4, 1995, pursuant to an Agreement and Plan of Reorganization dated December 12, 1994 (the "Tanon Acquisition Agreement"), the Company acquired Tanon Manufacturing, Inc. ("Tanon") (the "Tanon Acquisition"). The Company reflected the transaction as a purchase for accounting purposes and, accordingly, the results of operations of Tanon have been included in the consolidated financial statements of the Company since January 4, 1995. Tanon was merged with a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of its common stock with an appraised value of $13,077,000 for the remaining outstanding shares of common stock of Tanon. In addition, the Company granted to certain option holders of Tanon in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of the Company's common stock at a weighted average exercise price of $1.05 per share with an appraised value of $1,383,000. As further contemplated by the Tanon Acquisition Agreement (a) the Company invested $2,000,000 in Tanon and (b) the Company has agreed to use its best efforts to invest in, or loan to, Tanon, up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan. Through September 30, 1995 the Company has invested an additional $1,642,000 in Tanon. In connection with the merger, the Company loaned Mr. Spalliero, the President of the Company and Chief Operating Officer of Tanon (formerly the Chairman and President of Tanon prior to the Tanon Acquisition), $1,000,000 for a 30-month term, with interest accruing at the applicable Federal rate, and due, together with principal, at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement.

     In addition, upon closing, Mr. Spalliero and certain other executives of Tanon received certain compensation, incentives and benefits. Specifically, the Company granted to Mr. Spalliero



                                      (8)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)


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


                                      (9)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)



A summary of the Purchase Price and the resultant Intangibles follows.
Cash investment in Tanon                                                                                            $ 2,400,000
Appraised value of 1,538,462 shares of common stock of the
Company exchanged for 100% of the outstanding shares of
Tanon common stock                                                                                                   13,077,000

Appraised value of options to acquire 201,000 shares of the Company's common stock exchanged for options to acquire
shares of Tanon common stock                                                                                          1,383,000

Estimated fees, expenses and other accruals                                                                           1,071,000

                                                                                                             ------------------
                               TOTAL                                                                               $ 17,931,000
                                                                                                             ==================


Allocated as follows:

Historical Stockholders' Equity of Tanon                                                                            $ 3,687,000

Adjustments to acquired assets and liabilities to reflect estimated fair values:

Equipment                                                                                                                66,000
Deferred Income Taxes                                                                                                  (417,000)
Intangible Assets:
                Customer relationship                                       $  1,740,000
                Excess purchase price
                over net assets
                acquired                                                      12,855,000
                                                                        ----------------
                Total Intangible Assets                                                                              14,595,000

                                                                                                             ------------------
                               TOTAL                                                                                $17,931,000
                                                                                                             ==================


                During the quarter and nine months ended September 30, 1995, the Company charged operations $232,000 and $696,000 respectively representing the amortization of intangible assets arising from the Tanon Acquisition. The intangible assets are comprised of $1,740,000 representing the value of customer relationships and excess of purchase price over net assets acquired of $12,855,000, which are being amortized over six years and



                                      (10)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)


     twenty years, respectively. It is the Company's policy to evaluate the value of goodwill by estimating the business unit's undiscounted net income over the remaining life of the goodwill. The Company feels that the goodwill incurred in connection with the Tanon acquisition is fairly stated.

     On January 16, 1995, the Company acquired (i) 25.01% of the ordinary shares of BarOn for consideration with an estimated value of $6,700,000 comprised of a $4,000,000 capital contribution to BarOn ($2,500,000 cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to a previous business loan arrangement between the Company and BarOn at closing, and 127,592 shares of common stock of the Company with an estimated value of $1,000,000), and $2,700,000 paid to various shareholders of BarOn and (ii) an option to acquire an additional 8.33% of the ordinary shares of BarOn for $2,000,000 in cash and 255,183 shares of common stock of the Company (the "BarOn Investment"). On September 30, 1995 the Company exercised this option and, as a result, recorded a current amount payable of $2,000,000 and issued 255,183 shares of common stock which on September 30, 1995 had an estimated value of approximately $995,000. In addition, the Company has certain rights of first refusal to purchase additional equity in BarOn, but not to exceed 49% of BarOn's issued and outstanding ordinary stock. The Company has accounted for this transaction as a purchase of a minority interest using the equity method of accounting and, accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn's third quarter and first nine months of 1995 resulted in charges of approximately $211,000 and $558,000 respectively for the Company, which has been included in other expenses in the consolidated results of the Company for the quarter and nine months ended September 30, 1995.

     The following is BarOn's Comparative Condensed Statement of Operations for the Quarter and Nine Months Ended September 30, 1995 and 1994:

                                                            Quarter Ended                                    Nine Months Ended
                                                            September 30,                                       September 30,
                                                     1995                  1994                         1995                   1994
                                                     ----                  ----                         ----                   ----
Research and Development
Costs                                            $635,000              $247,000                   $1,582,000               $472,000
General and Administrative
Expenses                                          219,000                84,000                      652,000                224,000
Interest (Inc)/Exp                               (10,000)                (2,000)                      (1,000)               (21,000)
                                              ---------------------------------                ------------------------------------
                Net Loss                       $(844,000)             $(329,000)                 $(2,233,000)             $(675,000)
                                              =================================                ====================================


                                      (11)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)



On August 8, 1995, the Company made an investment of $7,500,000 through a 52.3% owned subsidiary "Partner" in a newly formed Israeli Corporation ("Joint Venture") which is 50.1% owned by Partner and 49.9% owned by Israel Aircraft Industries, Ltd. ("IAI"). The Company's investment in the Joint Venture has been accounted for as a purchase. The estimated purchase price, the minority interest in the Joint Venture and the purchased research and development have been determined as follows:


                Purchase:

                        Cash investment in Joint Venture                                                $ 7,500,000 (1)

                        Estimated value of options and warrants to acquire
                        shares of common stock of the Company and common stock
                        of the Company issued in connection with
                        this transaction                                                                  7,400,000 (2)

                        Estimated fees, expenses and other accruals                                         515,000 (3)
                                                                                                         --------------

                        Total estimated purchase price                                                   15,415,000

                Minority interest in equity of Joint Venture                                             (3,743,000)

                Purchased research and development                                                      $11,672,000
                                                                                                        ===========

The assets of the Joint Venture include the right to review and evaluate certain technological applications developed by IAI which are in various stages of development. If a technology is selected for development and exploitation, IAI will grant a perpetual, royalty free license to exploit the technology. IAI has advised the Company that the technological applications are in various stages of development, including certain applications which are fully developed and for which some products have been sold. To date, the Joint Venture has not completed its review of the applications and, accordingly, there is no assurance that any of the applications will be selected for development and exploitation, or if selected, will be capable of being developed, or if developed, will be commercially accepted and if commercially accepted, will be profitable. Certain technologies may be in the initial stages of development and considered to be in-process research and development with no alternative future use. The Company will obtain an appraisal of the technological applications which the Joint Venture has a right to exploit and selects for development and exploitation. Upon completion of the appraisal, a determination will be made as to the portion of the purchase price which will be capitalized as an identified intangible asset and the portion which will be charged to expense as in-process research and development with no alternative future use. The allocation of the purchase price detailed above assumes that no portion of the purchase price will be capitalized, thus resulting in a charge to expense of $11,672,000.


                                      (12)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)


     (1) Represents the portion of cash loaned to Partner by the Company and certain minority shareholders which was invested in the Joint Venture.

     (2) Represents the estimated value of the options and warrants to acquire 775,000 and 1,100,000 shares of common stock of the Company, respectively, at exercise prices of approximately $8.125 and $7.25 per share, respectively, and the estimated value of 140,719 shares of common stock of the Company, all granted in connection with the transaction. The total purchase price may change dependent upon the appraised value of these securities.

     (3) Represents an estimate of expenses related to the Joint Venture formation and investment including legal fees, accounting fees, due diligence costs and other accruals.

The excess of the purchase price over the estimated fair value of EAI's original 25.01% equity interest in the net assets of BarOn in the amount of $6,012,000 has been determined to be in-process research and development with no alternative future use and, accordingly, was charged to expense in the first quarter of fiscal 1995. As discussed above, on September 30, 1995 the Company made an additional investment in BarOn of $2,995,000 bringing its equity interest in BarOn to 33.33%. This resulted in an additional charge to expense in the third quarter of 1995 of $1,862,000 based on the excess of purchase price over the estimated fair value of EAI's 33.33% equity interest in the net assets of BarOn. These charges have not been reflected in the unaudited pro forma summary detailed below. The pro forma summary also does not reflect the Company's investment in the IAI Joint Venture or the related $11,672,000 charged to purchased research and development expense. The purchase price allocation for both acquisitions is based on preliminary estimates of the fair value of the net assets acquired and is subject to adjustment as additional information becomes available during fiscal 1995. The pro forma loss per common share for the quarter ended and nine months ended September 30, 1994 reflects the issuance of 1,239,130 shares of common stock of the Company to finance the BarOn Investment as if such shares had been issued on January 1, 1994. These shares are based on a portion of the Class C Warrants exercised in December, 1994 at $4.60 per warrant (note 2) to arrive at proceeds of $5,700,000 necessary to finance the BarOn Investment.

                                      (13)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)

The following unaudited pro forma summary presents the consolidated results of operations as if the Tanon Acquisition and BarOn Investment occurred on January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future. The IAI Joint Venture was formed in August of 1995, and, accordingly, there is no pro forma impact on the 1994 results.

                                  (thousands of dollars, except per share data)
                                                 Quarter Ended                                Nine Months Ended
                                                 -------------                                -----------------
                                                 September 30,                                   September 30,
                                                 -------------                                -----------------
                                                      1994                                           1994
                                                      ----                                           ----

Sales                                              $22,114                                        $
                                                                                                  $58,265
Net Loss                                              (475)                                        (1,578)
Loss Per Common Share                              $ (0.07)                                        $ (.28)


(4)  Restructuring

     In anticipation of the Tanon Acquisition, the Company determined in the fourth quarter of 1994 that it would be necessary to restructure its operations in order to reduce the operating expense from redundant activities and achieve greater operating efficiency from the combined operations subsequent to the Tanon Acquisition. As a result, a provision for restructuring in the amount of $2,400,000 was established in the fourth quarter of 1994. In connection therewith, the Company determined to close its Southwest operations in Tucson, Arizona and Nogales, Sonora, Mexico in order to reduce the operating expenses in place to support its existing sales base. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first nine months of 1995. The combined termination costs for these activities through September 30, 1995 was approximately $410,000. The Company believes that these actions will eliminate duplicate expenses and improve operating efficiencies for materials procurement and management. However, no assurance can be given that such effects will be experienced by the Company as a result thereof.

(5)  Lines of Credit

     The Company maintains an asset based credit facility which is described in detail in note 5, "Notes Payable and Line of Credit" of Notes To Consolidated Financial Statements at Item 8 of the Company's latest Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1994. At September 30, 1995, the Company had $3,514,000 outstanding under this credit facility and had approximately $229,000 of additional

                                      (14)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                  (UNAUDITED)


     borrowing capacity. There are two covenants with which the Company must comply under this facility. Working capital, as defined, must exceed $750,000 and tangible net worth must exceed negative $500,000. The Company was in compliance with both covenants as of September 30, 1995.

     Tanon maintains a separate revolving line of credit with a commercial bank that provides for short-term borrowings up to $5.5 million based on eligible accounts receivable and inventory. At September 30, 1995, $5,500,000 was committed under this line ($5,195,000 in loans and $305,000 in a letter of credit). This line bears interest at prime plus 1.5% and is due on demand. The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. At September 30, 1995 Tanon was in compliance with all of these covenants.

(6)  Long Term Debt

     Partner's investment in the IAI Joint Venture was financed by the issuance of subordinated notes in the principal amounts of $6,300,000 to the Company and $1,575,000 to certain other of Partner's shareholders, respectively. The subordinated notes bear interest at 6% per annum and are to be repaid from the net profits of Partner. The subordinated note in the principal amount of $1,575,000 issued to Partner's other shareholders is included in long-term debt.

     On September 30, 1995, the Company completed the sale of convertible subordinated debentures in the principal amount of $3,150,000. The debentures mature on November 19, 1996 and bear interest at 9% per annum.

                                      (15)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     On January 4, 1995, the Company acquired Tanon Manufacturing, Inc. ("Tanon"), a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. The acquisition has been reported as a purchase for accounting purposes and, accordingly, the results of operations of Tanon are included with those of the Company from January 4, 1995 forward. Tanon's manufacturing services consist primarily of the assembly of printed circuit boards, the manufacturing and assembly of integrated electro-mechanical systems and related engineering support. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

     In connection with the Tanon Acquisition the Company recorded approximately $14,600,000 of goodwill and other intangibles. It is the Company's policy to periodically review the recoverability of such goodwill. In such review the Company evaluates Tanon's ability to achieve predetermined operating profit levels, industry growth trends, whether or not the subsidiary has lost any significant customers and any other factors which might result in a diminution in the value of the investment. Additionally, the Company evaluates the value of the goodwill by estimating the undiscounted net income of the subsidiary over the remaining life of the goodwill.

     On January 16, 1995, the Company acquired a 25.01% equity interest in BarOn Technologies Ltd. ( "BarOn" ), a privately-owned Israeli corporation based in Haifa, Israel. BarOn is a development stage company engaged in the research and development of a computer input device that can directly digitize handwriting in a variety of languages, from any surface. The investment in BarOn has been accounted for as a purchase of a minority interest using the equity method of accounting, and, accordingly, the Company's investment in BarOn and 25.01% equity interest in the results of BarOn are included in the consolidated results of the Company from January 16, 1995 forward. On September 30, 1995 the Company exercised its option to acquire an additional 8.33% of the ordinary shares of BarOn and, as a result, recorded a current amount payable of $2,000,000 and issued 255,183 shares of common stock, which on September 30, 1995 had a value of approximately $995,000. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

     The amount of the purchase price in excess of the estimated fair value of the 25.01% equity interest in BarOn acquired by the Company during the first quarter of 1995 and the additional 8.33% equity interest acquired on September 30, 1995 represent in-process research and development with no alternative future use. Accordingly, the estimated value associated with such purchased research and development of $6,012,000 and $1,862,000, respectively was recorded as research and development expense.

     On August 8, 1995, the Company, through a 52.3% owned subsidiary ("Partner"), entered into a joint venture agreement with Israel Aircraft Industries, Ltd. ("IAI") to review, develop and exploit non-classified technological applications developed by IAI. The Company and certain other shareholders of Partner advanced $6,300,000 and $1,575,000, respectively, to Partner. Of such funds $7.5 million has been advanced to the joint venture with IAI ("Joint Venture"). Additionally, warrants to purchase shares of the Company's common stock were granted to IAI and A.M.P. Argonauts Ltd. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

     The Company's investment in the Joint Venture is accounted for using the purchase method of accounting. No portion of the purchase price has been capitalized to date, since the Joint Venture has

                                      (16)
not completed its review of the technological applications of IAI and, accordingly, there is no assurance that any of the applications will be selected for development and exploitation, or if selected, will be capable of being developed, or if developed, will be commercially accepted and if commercially accepted will be profitable. Further, certain technologies may be in the initial stage of development and considered to be in process research and development with no alternative future use. Secondly, the Company has recorded a charge to research and development of $11,672,000 with respect to formation of the IAI Joint Venture. The Company has initiated the process of obtaining an appraisal of the initial technological applications which the Joint Venture has selected for development and exploitation. The Joint Venture's review and evaluation of other technological applications of IAI is ongoing and may result in the selection of other applications for development and exploitation, for which the Company would also obtain appraisals. Upon completion of each such appraisal, a portion of the purchase price may be capitalized.

     During the first nine months of 1995, the Company's sales increased, cost of sales increased, both in total value and as a percentage of sales, and selling, general and administrative expenses increased in total but decreased as a percentage of sales. The Company had a loss from operations of $26,871,000 for the first nine months of 1995, which included non-recurring charges of $7,874,000 and $11,672,000, representing the write-off of in-process research and development resulting from its investments in BarOn and the Joint Venture with IAI, respectively. This compared with a loss from operations of $428,000 in the first nine months of 1994. During the third quarter of 1995, the Company's sales increased, cost of sales increased, both in total and as a percentage of sales, and selling, general and administrative expenses increased in total but decreased as a percentage of sales compared with the third quarter of 1994.

     The increase in sales to $56,128,000 in the first nine months of 1995 from $22,491,000 during the same period in 1994, resulted primarily from the additional sales generated by Tanon, which had sales of $36,256,000 in that period. Sales from the Company's prior existing operations during the nine month period decreased to $19,872,000 from $22,491,000 in the same nine month period of 1994 which decrease was a direct result of the closing of the Company's Tucson, AZ and Nogales, Mexico plants. The majority of the services provided to customers at the Tucson facility was transferred to the Company's manufacturing facility in New Jersey; a moderate level of manufacturing services was transferred to the Company's Fremont facility at the customer's request, and the assembly-related services provided at the Nogales, Mexico facility were sold, together with the assets of that facility. The sales of $36,256,000 for Tanon in the first nine months of 1995 increased moderately from sales of $35,774,000 during the same period in 1994, which reflects the loss of revenue from two customers who terminated their relationship with Tanon during this period, offset by the growth and sales to Tanon's existing customer base. Sales of $18,895,000 in the third quarter of 1995 increased moderately from sales of $18,178,000 in the second quarter of 1995.

     Cost of sales in the first nine months of 1995 increased to $55,715,000 from $19,715,000 during the same period in 1994. Cost of sales increased, as a percentage of revenue, to 99.3% in the first nine months of 1995 compared with 87.7% in the same period of 1994, resulting primarily from the increase in materials cost for a customer with whom the Company has expanded its material handling services, combined with a one-time price reduction in sales of material by Tanon to one of its existing customers, which was negotiated in response to competitive pricing pressures. Cost of sales, as a percentage of revenue, was substantially the same in the third quarter of 1995 as it was in the first and second quarters of 1995.

     Sales, general and administrative expenses increased to $6,262,000 in the first nine months of 1995, from $3,204,000 in the same period of 1994. The increase in the level of sales, general and administrative expenses was related to the addition of the Tanon operations, the amortization of approximately $696,000 of intangible assets resulting from the Tanon acquisition, the payment of

                                      (17)
consulting fees for several directors and the elimination of salary reductions for employees of the Company which had been in effect during the first nine months of 1994. Selling, general and administrative expenses declined as a percentage of revenue to 11.2% in the first nine months of 1995 from 14.3% in the same period in 1994 primarily because the increase in sales exceeded the rate of the increase in selling, general and administrative expenses. Selling, general and administrative expenses increased slightly to $2,076,000 in the third quarter of 1995 from $2,037,000 in the second quarter of 1995, due to normal inflation, and decreased to 11.0% from 11.2% of total revenue primarily as the result of the Company's actions to reduce the level of operating expenses discussed below.

     In anticipation of the Tanon Acquisition, the Company determined in the fourth quarter of 1994 that it would be necessary to restructure its operations in order to reduce the operating expenses associated with redundant activities and to achieve greater operating efficiency from combined operations subsequent to the Tanon Acquisition. As a result, a provision for restructuring in the amount of $2,400,000 was established in the fourth quarter of 1994. Pursuant to such determination, during the first quarter of 1995 the Company began taking steps to close and sell its Southwest operations in Tucson, Arizona and Nogales, Mexico in order to eliminate the operating expenses associated with these facilities. The closing of the Tucson, Arizona operations and sale of the Nogales, Mexico operations were completed in the second quarter of 1995. The majority of the operations which were supporting the Company's sales base out of the Tucson location were transferred to the New Jersey facility in the second quarter of 1995. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first quarter in 1995 and in the Fremont, California facility in the second quarter of 1995. The combined termination expenses for these activities in the first and second quarters were approximately $250,000 and $160,000 respectively. Management believes that by these actions it has eliminated duplicate expenses and improved operating efficiencies for materials procurement and management. However, no assurance can be given that such effects will be experienced by the Company as a result thereof.

     The Company's consolidated backlog at September 30, 1995 was $44,719,000.


Liquidity and Capital Resources

     Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at September 30, 1995, as compared with the financial position of the Company at December 31, 1994, adjusted to reflect the balance sheet of Tanon at December 31, 1994. Net cash used by operations of $6,060,000 in the first nine months of 1995 increased by $1,331,000 from cash used in operations of $4,729,000 in the same period of 1994, resulting primarily from a greater net loss somewhat offset by non operating expenditures (primarily Purchased Research and Development). Liquidity, as measured by cash and cash equivalents, decreased to $1,474,000 at September 30, 1995 from $6,157,000 at December 31, 1994. Liquidity as measured by working capital (excluding Restricted Cash of $7,386,000) decreased to $675,000 at September 30, 1995 compared with $4,366,000 at December 31, 1994. The decrease in working capital resulted primarily from the amounts paid by the Company in connection with the consummation of the Tanon Acquisition and the BarOn Investment consummated in January 1995, and the Joint Venture with IAI consummated in August 1995, compounded by negative operating cash flows, and partially offset by financings. The Company's ability to generate internal cash flows result primarily from the sale of material and labor elements of its contract electronic manufacturing services. In the first nine months of 1995, revenue from such services increased by $33,637,000 from $22,491,000 in the same period of 1994, primarily resulting from the acquisition of Tanon. Consolidated accounts receivable declined by $1,849,000 in the first nine months of 1995 reflecting the collection of receivables at a rate greater than sales were generated during the period. A

                                      (18)
marginally profitable enterprise which had over $2,100,000 payable to the Company at year end is currently paying its account in accordance with established terms and the balance has been reduced to $911,000 at November 10, 1995. Consolidated inventory increased by $622,000 during the first nine months. Management of the Company constantly evaluates inventory levels on hand with respect to orders placed by customers and, if necessary, inventory amounts which may become excess could be reduced by the sale or return of inventories to suppliers, uses of inventories on alternative customers' assemblies or the cancellation of purchase commitments with or without the payment of cancellation penalties.

     At September 30, 1995, the Company had consolidated accounts payable of approximately $12,269,000 of which approximately $2,039,000 had been outstanding for over 90 days. This compares with $10,928,000 of consolidated accounts payable at December 31, 1994, of which $426,000 had been outstanding for over 90 days. The balance over 90 days includes approximately $1,690,000 payable to equipment manufacturers for machinery delivered to the West Long Branch manufacturing facility during the second quarter of 1995 and for which the Company negotiated a capital lease on November 10, 1995.

     Net cash flows from financing activities during the nine months ended September 30, 1995 amounted to a source of $14,983,000, which resulted primarily from the issuance of an aggregate of 2,474,993 shares of common stock in separate offerings conducted in April, July, and August 1995, as discussed below, the exercise of Class C Warrants to purchase 383,861 shares of common stock, the exercise of Class A and B Warrants to purchase 1,261,768 shares of common stock, the exercise of employee stock options to purchase 686,205 shares of common stock, and the sale of $3,150,000 principal amount of convertible subordinated debentures in September 1995, after the repayment of balances under the Company's and Tanon's lines of credit and the loan to Joseph Spalliero, President of the Company, in connection with the Tanon Acquisition also discussed below.

     Net cash in the amount of $13,606,000 was used for investing activities during the nine months ended September 30, 1995. Funds in the amount of $3,390,000 were used in making capital expenditures and $11,500,000 was used in making investments in affiliates pursuant to the terms of the Tanon Acquisition, BarOn Investment and the Joint Venture with IAI discussed below. These uses were partially offset by cash acquired in the acquisition of Tanon of $890,000 and the proceeds from the sale of discontinued operations of $394,000. The cash required to consummate the Tanon Acquisition and BarOn Investment was financed, in large part, from the cash flows from financing activities during 1994 which amounted to $13,192,000, resulting primarily from the issuance of 1,200,000 units (each unit consisting of one share of Common Stock, a Class A Warrant and a Class B Warrant (the "February Units") in the private placement completed in February 1994 (the "February 1994 Private Placement"), the issuance of 2,500,000 units (each unit consisting of one share of Common Stock and one Class C Warrant) (the "June Units") in the private placement commenced in June 1994 (the "June 1994 Private Placement") and exercise of related Class C Warrants issued in the June 1994 Private Placement, net of reductions in outstanding debt. The proceeds from these activities which were not used to consummate the Tanon Acquisition and BarOn Investment were used to maintain cash balances for working capital. As previously disclosed, a Registration Statement was filed with the Securities & Exchange Commission covering an aggregate of 9,800,523 issued and outstanding shares of common stock for resale by selling shareholders, which included, among other shares, the shares sold in the February 1994 Private Placement and June 1994 Private Placement. Such Registration Statement was declared effective on August 14, 1995. The Registration Statement will permit existing shareholders to resell shares of common stock of the Company which they had purchased directly from the Company. The Company will not receive any proceeds directly from the offering.

     The Company maintains an asset based credit facility with its lender, Congress Financial Corporation, which is described in detail in Note 5, "Notes Payable and Line of Credit" of Notes to

                                      (19)

Consolidated Financial Statements at Item 8 of the Company's latest Annual Report on Form 10-K, as amended on Form 10-K/A, for its fiscal year ended December 31, 1994 ("Form 10-K"). At September 30, 1995, the Company had $3,514,000 principal amount of borrowings outstanding under this credit facility and had approximately $229,000 of additional borrowing availability. There are two financial covenants with which the Company must comply under this facility. Working capital, as defined, must exceed $750,000 and tangible net worth must exceed a negative $500,000. The Company was in compliance with both covenants as of September 30, 1995.

     Tanon maintains a separate revolving line of credit with a commercial bank that provides for short-term borrowings up to $5.5 million based on eligible accounts receivable and inventory. At September 30, 1995, $5,500,000 was committed under this line ($5,195,000 in loans and $305,000 in a letter of credit). This line bears interest at prime plus 1.5% and is due on demand. The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. At September 30, 1995 Tanon was in compliance with all of these covenants.

     The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the nine months ended September 30, 1995. As reflected in the accompanying financial statements, the continued negative cash flow from operating loss experienced by the Company through September 30, 1995, gave rise to the need for additional working capital. In order to provide additional capital, on April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $2,906,000 and, separately, on July 21, 1995, the Company completed the sale of 416,667 shares of Common Stock at $4.80 per share for net proceeds of approximately $1,900,000, and on September 30, 1995, the Company completed the sale of $3,150,000 aggregate principal amount of convertible subordinated debentures, in each case in an offering exempt from the registration provisions under the Securities Act. The proceeds from these offerings are being used for working capital purposes. In addition, in contemplation of the Tanon Acquisition, the Company has implemented measures to reduce costs, including the closing and sale of its Southwest operations in Arizona and Mexico, which the Company completed in the second quarter of 1995, and reduction of indirect maufacturing and sales, general and administrative staff in its West Long Branch, New Jersey and Femont, California facilities which the Company substantially completed by the third quarterof 1995. Although the Company's projections indicate that operating losses and negative cash flows from operations will continue during 1995, except with respect to its obligation to invest $2,000,000 in BarOn as discussed below, management believes that its available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business through December 31, 1995. The Company is currently seeking to raise additional capital to finance the $2,000,000 investment in BarOn which is currently due and finance its general adminstrative expenses associated with oversight of its manufacturing operations and its investments in BarOn and the Joint Venture with IAI which are anticipated to be incurred in 1996. However, no assurance can be given that such financing will be obtained.

     Further, the Company's business plan includes making certain additional investments with respect to Tanon, BarOn, and IAI as a result of the acquisitions made in 1995, including the Company's obligation to invest $2.0 million in cash in BarOn to acquire the additional 8.33% equity interest in BarOn which the Company elected to acquire upon exercise of its option (which will give the Company an aggregate 33-1/3% equity interest in BarOn) as contemplated by the Investment Agreement with BarOn. Such additional investments require, among other things, additional cash resources in excess of those presently available. The Class A and Class B warrants issued in the February 1994 Private Placement, if exercised, could provide the company with additional capital of approximately $4.4 million. During the third quarter, approximately $1.3 million was raised through exercise of these warrants, but no assurance can be given that any more of such warrants will be exercised. In addition, the Company is presently in negotiations with its existing lenders as well as new lending institutions to increase the amount available

                                      (20)
under its revolving credit facilities, and is attempting to raise additional capital. There can be no assurance that such additional borrowings or financing will be available.

     On January 4, 1995, the Company acquired Tanon by merger pursuant to the Tanon Acquisition Agreement. At closing, the Company issued 1,538,462 shares of its common stock and granted options to purchase its common stock with a combined appraised value of $14,460,000 in exchange for all the outstanding common stock of Tanon and outstanding options to purchase common stock of Tanon. In addition, (a) the Company invested $2,000,000 in Tanon, and (b) the Company has agreed to use its best efforts to invest in (or, at the Company's option, loan to) Tanon (in form and on terms acceptable to the Company and its lenders) up to an additional $5,000,000, subject to receipt by the Company of an acceptable operating plan, of which, through September 30, 1995 the Company had provided approximately $1,642,000 in additional capital. In connection with the merger, Joseph R. Spalliero, President of the Company and Chief Operating Officer of Tanon (formerly the Chairman and President of Tanon prior to the Tanon Acquisition), entered into an Employment Agreement with Tanon and received a cash bonus of $300,000 at closing, and will be eligible to earn a cash bonus of up to $750,000, payable to the extent earned, in equal installments, during 1996, 1997 and 1998. Also, in connection with the Tanon Acquisition, the Company loaned to Mr. Spalliero $1,000,000 for a 30-month term, with interest accruing at the applicable Federal rate, and due, together with principal, at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. In addition, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000 which had been personally guaranteed by Mr. Spalliero.

     On January 16, 1995, the Company acquired 25.01% of the ordinary shares of BarOn for a consideration of cash and shares of common stock in the Company and a right to acquire an additional 8.33% of the ordinary shares of BarOn. The Company acquired 8.33% of the 25.01% equity interest in BarOn from certain shareholders of BarOn in exchange for $2,700,000 which was paid in cash at closing on January 16, 1995. The balance of 16.68% was acquired from BarOn in exchange for $3,000,000 in cash and 127,592 shares of common stock of the Company with an estimated value of $1,000,000 payable as follows: (i) of such $3,000,000 cash payment, $2,000,000 was paid at closing on January 16, 1995 in the form of $1,500,000 in cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to the terms of a business loan to BarOn, and (ii) the $1,000,000 balance due BarOn and the issuance and delivery of the 127,592 shares of common stock of the Company were due and payable to BarOn on the four month anniversary of the closing, May 16, 1995. Such payment was postponed by mutual agreement and paid during the third quarter of 1995. Pursuant to the terms of the Investment Agreement with BarOn, the Company elected to exercise its option to increase its equity interest by 8.33%, giving it an aggregate equity interest of 33-1/3% of the outstanding ordinary shares of BarOn. Accordingly, the Company recorded a payable in the amount of $2,000,000 and issued 255,183 shares of common stock of the Company with an estimated value of $995,000 on September 30, 1995. As of November 14, 1995, the $2,000,000
investment due BarOn had not been made.

     The Company, through a 52.3% owned subsidiary, has entered into a Joint Venture Agreement ("JVA") with Israel Aircraft Industries, Ltd., an Israel government corporation ("IAI"), for the purpose of forming a Joint Venture with IAI to review, develop, and exploit certain non-military, non-classified technological applications ("Applications") developed by IAI. The transaction was consummated on August 8, 1995. To implement the JVA, in early August, 1995, the Company entered into a Preincorporation Agreement to form an Israeli corporation ("Partner") which is the joint venture partner and owns 50.1% of the Joint Venture. IAI owns 49.9% of the Joint Venture. Under the Preincorporation Agreement, Partner is owned as follows: (a) the Company owns a 52.3% interest,
(b) certain Israeli persons own an aggregate of 25.2%, (c) Mark Hauser owns a 15% interest, (d) Irwin L. Gross, Chairman of the Company, owns a 5% interest, and (e) Broad Capital Associates owns a 2.5% interest. The equity

                                      (21)
interests in Partner were issued for an aggregate consideration of $10,000 to each of the shareholders. In addition, the Company and the Israeli citizens have advanced $6.3 million and $1.575 million, respectively, to Partner. Of such funds, $7.5 million has been advanced to the Joint Venture to be used solely for working capital purposes. The remaining $375,000 was used by Partner to pay expenses relating to consummation of the Joint Venture and for working capital. In connection with the consummation of the Joint Venture with IAI, warrants for 500,000 shares of the Company's common stock and 600,000 shares of the Company's common stock were granted to Israel Aircraft Industries Ltd. and A.M.P. Argonauts Ltd., respectively, at an exercise price of $7.25 per share. In addition, (i) Mark S. Hauser was granted options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.1875, of which 33,333 shares are currently exercisable, (ii) Broad Capital Associates was granted options to purchase 425,000 shares of the Company's common stock at an exercise price of $8.125 per share, of which 141,667 shares are currently exercisable, and (iii) Dedi Graucher was granted options to purchase 250,000 shares of the Company's common stock at an exercise price of $8.125 per share, of which 83,333 shares are currently exercisable.

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

     To fund its obligations under the Preincorporation Agreement to form Partner, on August 3, 1995 the Company sold 1,458,333 shares of its Common Stock at a price of $4.80 per share for an aggregate of $7.0 million to five Israeli persons and entities, three of whom are shareholders in Partner. The offering was made pursuant to an exemption under the Securities Act of 1933, as amended. The purchase agreements pursuant to which the shares were sold contain an adjustment provision, which will require the issuance of 59,281 additional shares of Common Stock, subject to listing such shares on the New York Stock Exchange. In addition, the Company has agreed to issue 140,719 additional shares of Common Stock to A.M.P. Argonauts, Ltd., in exchange for additional services rendered in connection with the formation of the Joint Venture, subject to approval by the Company's Board of Directors and the listing of such shares on the New York Stock Exchange. The proceeds from the offering were placed in escrow and were released upon the execution of the JVA.

     With the exception of the initial investment of $6.3 million in Partner, the Company is unable to determine at this time the effect, if any, of this transaction on the results of operation of the Company or on its liquidity and capital resources.

     Reference is made to "Legal Proceedings" in Item 3, Part I of the Company's Form 10-K for fiscal year ended December 31, 1994, and in Item 1, Part II of the Company's report on Form 10-Q for the quarterly period ended July 1, 1995 and in
Item 1, Part II of this Report, for information concerning certain pending claims which could have an adverse impact on the Company's income and cash flows. Reference is also made to Note 14 of the Notes to Consolidated Financial Statements at Item 8, Part II of the Form 10-K for information concerning services provided by contract electronic manufacturing to certain

                                      (22)
customers which are development stage or marginally profitable enterprises or have highly leveraged capital structures.


                                      (23)

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As previously disclosed by the Company, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and is seeking damages in unspecified amounts. EAI has denied Lemco's allegations, asserted numerous defenses to the claims asserted and made cross claims for indemnification and contribution against co-defendants and others. In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights. Discovery in this matter is ongoing. By letter dated March 30, 1995, Lemco has provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it has expended approximately $424,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $4,900,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation. Further, by letter dated June 7, 1995, Lemco has provided the Company with an appraisal report made by a real estate appraisal company engaged by Lemco in support of Lemco's claim for diminution in the value of the property. Such report states that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and as of April 14, 1995 was $750,000. Lemco's appraisal expert subsequently determined in October 1995 that the value of the property as of April 14, 1995 was $960,000. Based on the foregoing, management believes that the range of possible loss in this matter ranges from zero to approximately $8 million, not including costs and expenses, such as legal and expert fees, which will be incurred in connection with this matter, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above. At this time, the Company and its consultants have not completed the investigation and evaluation of additional information recently received from Lemco nor has an independent analysis of the site been completed to determine the appropriateness of Lemco's claims and of the estimated cost of remediation and diminution in value of the property. Such investigation, evaluation and analysis of this matter is expected to be completed by January 1996; therefore, it is not possible to predict its outcome at this time. Moreover, there is no assurance that the outcome of this matter will come within the above-mentioned range of possible loss.

                                      (24)


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)                    Exhibits.

                Exhibit No.            Description
                -----------            -----------

                2.1                    Form of Pre-Incorporation Agreement in connection with the IAI Joint
                                       Venture was filed as Exhibit 2.1 to the Company's Current Report on
                                       Form 8-K (Date of Report: August 3, 1995), as amended and is hereby incorporated by reference.

                2.2                    Form of Joint Venture Agreement in
                                       connection with the IAI Joint Venture was filed as Exhibit 2.2 to the Company's
                                       Current Report on Form 8-K (Date of
                                       Report: August 3, 1995), as amended and
                                       is hereby incorporated by reference.

                27                     Financial Data Schedule

                (b)     The registrant filed the following Form 8-K during the quarter for which this report is filed:



Date of Report, as amended      Item(s) Required
--------------------------      ----------------

August 3, 1995                  The formation of the Joint Venture with Israel Aircraft Industries Ltd.
                                ("IAI") and proforma financial data relating to the Joint Venture with IAI.



                                      (25)

                                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EA INDUSTRIES, INC.
                                   (Registrant)


Date:  November 14, 1995           By:    /s/ Stanley O. Jester
                                          ---------------------
                                   Stanley O. Jester,
                                   Treasurer and Vice President - Finance



                                      (26)