Form 10-K
period 1995-12-31
EA INDUSTRIES INC /NJ/
filed 1996-04-01
CIK 313096

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission file number 1-4680


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter-period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $65,586,276 as of March 25, 1996.


    As of March 25, 1996, there were 17,650,503 outstanding shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in June 1996 Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I
ITEM 1. BUSINESS

Introduction

    EA Industries, Inc., a New Jersey corporation formerly known as "Electronic Associates, Inc." ("EAI" or the "Company"), is engaged principally in the business of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. Accordingly, the Company, provides services to act in part, or in whole, as the manufacturing function of its customers. Such services are provided directly by the Company and through the Company's wholly-owned subsidiary, Tanon Manufacturing, Inc. ("Tanon"), located in Freemont, California, which was acquired by the Company on January 4, 1995 (the "Tanon Acquisition"). References to the Company with respect to any time period after January 3, 1995 shall be deemed to include Tanon unless the context otherwise requires.

    In addition, the Company, through its one-third investment in BarOn Technologies, Ltd. ("BarOn") a privately owned Israeli corporation based in Haifa, Israel and its indirect interest in a joint venture ("ITI") with Israel Aircraft Industries, Ltd., an Israeli government corporation ("IAI"), seeks to develop and market new, high technology products. BarOn has developed and is in the process of commercializing an electronic computer input pen that captures handwriting independent of surface or language. The joint venture with IAI which was formed in August 1995, was organized to review, evaluate and exploit the commercial potential of products based on technologies developed by IAI. See "1995 Developments."

1995 Developments

     Overview. During 1995, the Company's sales increased, cost of sales increased both in total value and as a percentage of sales, and selling, general and administrative expense increased in total, but decreased as a percentage of sales. The Company had a net loss of $30,894,000 in 1995 including a charge to expense for purchased in-process research and development of $19,546,000, compared to a net loss of $4,784,000 in 1994 which included a provision for restructuring of $2,400,000. During the fourth quarter of 1995, the Company initiated action to reduce its cost of materials which represents approximately 65% of cost of sales. This action includes hiring new personnel to increase the Company's material purchasing skill level and upgrading the Company's material control computer system. Additionally, the Company began the process of adding to and upgrading its high speed SMT capability by adding two new lines in 1995 and a new line in early 1996. In addition, the Company expects to replace two older lines with new high speed lines later in 1996. This expansion of the Company's high speed Surface Mount Technology ("SMT") capabilities should enable the Company to attract new higher volume customers.

    Tanon Acquisition. On January 4, 1995, the Company acquired Tanon, a privately owned contract electronic manufacturing firm with operations located in Fremont, California. The Tanon Acquisition was accomplished by means of a merger of a newly-formed, wholly owned subsidiary of the Company, with and into Tanon. The Tanon Acquisition has been reported as a purchase for accounting purposes and, accordingly, the results of operations of Tanon are included with those of the Company from January 4, 1995 forward. Tanon's manufacturing services consist primarily of the assembly of printed circuit boards, the manufacturing and assembly of integrated electro-mechanical systems and related engineering support. At the closing of the Tanon Acquisition, the Company issued 1,538,462 shares of its Common Stock and granted options to purchase its common stock with a combined appraised value of $11,856,000 in exchange for all the outstanding common stock of Tanon and outstanding options to purchase common stock of Tanon.

    In anticipation of the Tanon Acquisition, the Company determined in the fourth quarter of 1994 that it would be necessary to restructure its operations to reduce the operating expenses associated with redundant activities and to achieve greater operating efficiency from combined operations subsequent to the Tanon Acquisition. As a result, a provision for restructuring in the amount of $2,400,000 was established in the fourth quarter of 1994. Pursuant to such determination, during the first quarter of 1995 the Company began taking steps to close and sell its Southwest operations in Tucson, Arizona and Nogales, Mexico to eliminate the operating expenses associated with these facilities. The closing of the Tucson, Arizona operations and sale of the Nogales, Mexico operations were completed in the second quarter of 1995. The majority of the operations which were supporting the Company's sales base out of the Tucson location were transferred to the New Jersey facility in the second quarter of 1995. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first quarter in 1995 and the Fremont, California facility in the second quarter of 1995.

     BarOn Investment. On January 16, 1995, the Company acquired an equity interest in BarOn, a privately-owned Israeli corporation based in Haifa, Israel (the "BarOn Investment"). BarOn is a development stage company. The BarOn Investment has been accounted for as a purchase of a minority interest using the equity method of accounting, and, accordingly, the Company's investment in BarOn and equity interest in the results of BarOn are included in the consolidated financial statements of the Company from January 16, 1995 forward. At the closing of the BarOn Investment, the Company acquired 25.01% of the ordinary shares of BarOn, a right to acquire an additional 8.33% of the ordinary shares of BarOn, and rights of first refusal to purchase additional equity in BarOn but limited to an amount that would cause the Company's aggregate interest not to exceed 49% of BarOn's issued and outstanding ordinary stock. The Company acquired 8.33% of the 25.01% equity interest in BarOn from certain shareholders of BarOn for $2,700,000 which was paid in cash at closing. The remaining 16.68% equity interest in BarOn was acquired directly from BarOn in exchange for $3,000,000 in cash and 127,592 shares of Common Stock of the Company with an estimated value of $1,000,000. On September 30, 1995, the Company elected to acquire, in accordance with the terms of an Investment Agreement with BarOn, an additional equity interest of 8.33% of BarOn, which increased the Company's aggregate equity interest to 33-1/3% of the outstanding ordinary shares of BarOn. As a result of the Company's election to acquire such additional equity interest, the Company recorded a current payable in the amount of $2,000,000 and issued 255,183 shares of Company's Common Stock valued at approximately $995,000. Subsequent to September 30, 1995 the Company paid $1,500,000 of such payable.

     BarOn is engaged in the research and development of a computer input device, the BarOn Pen, designed to digitize handwriting in a variety of languages using motion recognition technology. Applications for motion recognition technology include acting as a computer input device for most languages, including Asian languages which have numerous characters, signature recognition for home banking and Internet applications, handwritten E-mail messages and handwritten fax messages. The BarOn Pen is currently still being developed and no sales have been made. There can be no assurance that the BarOn Pen will be successfully marketed or sold.

     Joint Venture with IAI. The Company, through a 52.3% owned subsidiary, Electronic Associates Technologies Israel, Ltd. ("EATI"), has entered into a Joint Venture Agreement ("JVA") with IAI to review, develop, and exploit certain non-military, non-classified technological applications ("Applications") developed by IAI. The transaction was consummated on August 8, 1995.

     To implement the JVA, in early August, 1995, the Company entered into a Preincorporation Agreement to form EATI, the joint venture partner intended to own 50.1% of the Joint Venture ("ITI"). IAI owns 49.9% of ITI. Under the Preincorporation Agreement, EATI is owned as follows: (a) the Company owns a 52.3% interest, (b) certain Israeli persons own an aggregate 25.2% interest, (c) Mark Hauser, a director of the Company, owns a 15% interest, (d) Irwin L. Gross, Chairman of the Company, owns a 5% interest, and (e) Broad Capital Associates, owns a 2.5% interest.

     The equity interests in EATI were issued for an aggregate consideration of $10,000. In addition, the Company on the one hand and the Israeli citizens collectively on the other hand, have advanced $6,300,000 and $1,575,000, respectively, to EATI. Of such funds, $7.5 million has been advanced by EATI to ITI to be used for working capital purposes. The remaining $375,000 was used by EATI to pay expenses relating to consummation of ITI and for working capital purposes. In connection with the formation of ITI, warrants to purchase 500,000 and 600,000 shares of the Company's common stock were granted to IAI and A.M.P. Argonauts Ltd., respectively. The warrants have an exercise price of $7.25 per share. In addition, the Company issued 140,719 additional shares of common stock to Control Centers Ltd. and Moshe Wertheim, an individual, in exchange for additional services rendered in connection with the Joint Venture. In addition, (i) Mr. Hauser was granted options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.175, of which 33,333 shares are currently exercisable, (ii) Broad Capital Associates was granted options to purchase 425,000 shares of the Company's common stock at an exercise price of $8.125 per share, which options were subsequently amended to an exercise price of $4.50 per share and made currently exercisable, provided that such amended options were exercised prior to March 1, 1996, and (iii) Dedi Graucher, an individual, was granted options to purchase 250,000 shares of the Company's common stock at an exercise price of $8.125 per share, which options were subsequently amended to an exercise price of $4.50 per share and made immediately exercisable, provided that such amended options were exercised prior to March 1, 1996.

     On November 21, 1995, Broad Capital Associates exercised its option to purchase 200,000 of such shares at $4.50 per share. In consideration for such exercise, the exercise period for the options to purchase the remaining 225,000 shares and the options granted to Mr. Graucher were extended for an additional period of six months and the exercise prices were changed to $5.00 per share.

    The JVA provides that ITI will review and evaluate Applications developed by IAI, which are in various stages of development. To review and evaluate the Applications, an investment committee ("Investment Committee") comprised of seven persons has been formed. EATI selected four of the seven members of the Investment Committee. If an Application is selected for development and exploitation, an entity will be formed ("Licensee") in which EATI will own a 50% interest and IAI will own a 50% interest, and IAI will grant such Licensee a perpetual, royalty free license for such Application. The Investment Committee will prepare a business plan to exploit each application selected, including a funding plan. The Company will be primarily responsible to raise the funds necessary to exploit the Application selected. However, the Company will not be under any obligation to raise any funds for such purpose unless and until the Investment Committee selects an Application for exploitation. In the event the Company is unable to raise the funds necessary to exploit any Application which the Investment Committee selects, IAI can terminate the

JVA. The JVA can also be terminated under certain other circumstances. As of the date of this report, the Investment Committee has selected one Application for development and exploitation ("Vista").

     Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. The preliminary business plan for Vista requires funding of $1,000,000. Consistent with the terms of the JVA, the Company is considering raising funds for Vista through a variety of methods including a combination of sales of Vista equity interests and borrowings by Vista. There can be no assurance that the Company will be successful in its efforts to raise such funds, in which case the Company will be obligated to fund the $1,000,000 through its own resources or lose its investment in ITI.

    To fund its obligations under the Preincorporation Agreement, on August 3, 1995 the Company sold 1,458,333 shares of its Common Stock at a price of $4.80 per share for an aggregate of $7.0 million to five Israeli persons, three of whom are shareholders in EATI. The purchase agreements pursuant to which the shares were sold contained an adjustment provision which required the issuance of additional shares in the event that the average closing price of the shares for a certain period of time was less than the offering price in the offering. Such adjustment provision was triggered, and accordingly, the Company issued an aggregate of 59,281 additional shares to the five Israeli persons for no additional consideration. The proceeds from the offering were placed in escrow and were released upon the execution of the JVA. The balance of $700,000 remaining from the sale of 1,458,333 shares after funding the Company's obligations under the Preincorporation Agreement was used by the Company for working capital purposes.

     Capital Raised. As a result of negative cash flows from operations in 1995, the investments in BarOn and EATI, the growth of Company revenues and corresponding sizable increases in inventories, and investment in new high speed SMT equipment, the Company required substantial amounts of additional working capital. On April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $3,000,000. On July 21, 1995, the Company completed the sale of 416,667 shares of common stock at $4.80 per share for net proceeds of approximately $2,000,000. On August 3, 1995, the Company completed the sale of 1,458,333 shares of common stock at $4.80 per share for net proceeds of approximately $7,000,000. On September 19, 1995 and October 2, 1995, the Company completed the sale of 9% convertible debentures in the aggregate principal amount of $3,600,000. The debentures were subsequently converted into a total of 800,000 shares of Company's Common Stock in accordance with their terms.

    On November 22, 1995 and November 28, 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. The debentures are convertible into shares of Company's Common Stock at a conversion price equal to 80% of the average of the closing price of the Company's Common Stock trading on the New York Stock Exchange for the five days immediately preceding the date of conversion, provided that in no event shall the conversion price exceed $6.00 per share of Common Stock. As of the date of this report $1,900,000 of such debentures have been converted into 550,602 shares of Company's stock in accordance with their terms.

    On December 29, 1995 (the "Closing Date"), the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited (the "GFL Notes"). The GFL Notes will mature on December 29, 1997 and are convertible into shares of the Company's Common Stock at a conversion price equal to 82% of the average of the closing price of the Company's Common Stock as traded on the New York Stock Exchange for the five days immediately preceding the date of notice to the Company that a purchaser wishes to exercise its right of conversion. The terms of the GFL Notes require that the GFL Notes will automatically convert into shares of Company's Common Stock as of the maturity date if the entire aggregate principal amount of the GFL Notes has not been converted as of such date, and each purchaser may not convert its GFL Note into a number of shares of Company's Common Stock which would result in the beneficial ownership by the purchaser of greater than 4.9% of the issued and outstanding shares of Company's Common Stock. In connection with the transaction, the Company entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission covering the shares of Company's Common Stock underlying the GFL Notes within 25 days of the Closing Date and to cause the shares to be registered within 105 days following the Closing Date. The registration statement was filed on January 17, 1996 and became effective on February 7, 1996. As of this date $1,000,000 of such debentures have been converted into 275,596 shares of Company's stock in accordance with their terms.

     Milo Resignation. On February 2, 1995, Charles A. Milo resigned as President and director of the Company to pursue other interests. On that date, the Company entered into a separation agreement with Mr. Milo pursuant to which
(i) the Company agreed to pay him his regular compensation as an employee through March 31, 1995, (ii) Mr. Milo was deemed to have earned his $50,000 bonus (iii) the loan to Mr. Milo by the Company on September 15, 1994 in the principal amount of $160,000 was canceled with Mr. Milo having no further liability thereunder, (iv) a $10,000 fee for services rendered by him in connection with the closure or sale of the Company's Mexican facility was paid to him, and (v) the exercise period for certain options held by Mr. Milo and his wife was extended to September 30, 1995. Mr. Milo agreed to limit the sale of his shares of common stock in the Company during the two calendar quarters following his resignation to 100,000 shares per each quarter and during the next six calendar quarters to those shares which he is eligible to sell pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). After such period, there will be no further restrictions on the sale of his shares.



Contract Electronic Manufacturing

    In recent years, primarily as a response to rapid technological change and increased competition in the electronics industry, the contract electronic manufacturing industry has grown significantly. The Company believes that original equipment manufacturers ("OEMs") have recognized that, by using contract electronic manufacturers, they can improve their competitive position, realize an improved return on investment, and concentrate in areas of their greatest expertise, such as research, product design and development, and marketing. In addition, contract electronic manufacturing allows OEMs to: bring new products to market more rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment, and personnel; reduce inventory carrying and other overhead costs; and establish fixed unit costs over the life of a contract.

    The Company believes that several important trends have developed recently in the contract electronic manufacturing industry. OEMs increasingly require contract electronic manufacturers to provide complete turnkey manufacturing and material handling services, rather than working on a consignment basis in which the OEM supplies all material and the contract electronic manufacturer supplies only labor. Turnkey contracts involve manufacturing and engineering support, the procurement of all materials, and sophisticated in-circuit and functional testing. The manufacturing partnership between OEMs and contract electronic manufacturers often require the use of increasingly sophisticated inventory management techniques which minimize the OEM's investment in component inventories, personnel and related facilities, thereby reducing costs to the OEM's.

    The contract electronic manufacturing business consists of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems.

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

    The technology required to manufacture electronic products is becoming increasingly costly and complex. Traditionally, manufacturers used the so-called "through-hole" technology in assembling printed circuit boards. However, a newer technology, known as "surface-mount" technology ("SMT") has gained acceptance in the manufacture of these products. SMT offers several key advantages for assembly of printed circuit board assemblies, such as increased board density, reduced weight, automation, better quality, and lower costs. Management believes that SMT will continue to constitute an increasing percentage of printed circuit board production and assembly for the Company, and accordingly the Company has increased its investments in such SMT equipment and expects that it will continue to do so.

Research and Development

     The Company did not incur any significant research and development expenditures other than the purchased research and development relating to the BarOn and IAI transactions.


Customers and Marketing

    Most of the Company's sales are to industrial companies which use the Company's contract electronic manufacturing services to manufacture products for a variety of high-technology applications, including those for computers, telecommunications devices, high-quality graphics, and medical testing devices.

     Substantially all of the Company's net sales during the year ended December 31, 1995 were derived from customers which were also customers of the Company or Tanon during 1994. In 1995, the customers which accounted for more than 10% of the Company's sales from continuing operations were Advanced Fibre Communications, Inc., Ungerman Bass, Inc. and Dialogic Corporation, which accounted for 23%, 14%, and 13% of sales, respectively. In 1995, the Company initiated a disengagement from providing further services to a significant customer, which disengagement process is still ongoing as of the date of this report. As a result, management believes that sales to the customer will be less than 10% of Company sales in 1996. The loss of revenue from the customer has been offset by the Company's ability to expand services to other customers and by attracting new customers. Currently, the Company remains dependent upon its large customers. Because the loss of one or more of these customers could have a material adverse effect on its operations, the Company maintains continuous dialogue with all its customers to ensure satisfactory quality and on-time delivery services. Also, the Company's marketing programs are focused to identify and develop opportunities to provide contract electronic manufacturing services to new customers.

    Historically, the Company has had substantial recurring sales from existing customers. The Company seeks to develop long-term relationships with a small number of customers. Marketing efforts are aimed at obtaining similar long-term relationships with new customers, as well as maintaining business with existing customers. Although the Company believes that its relations with its customers are good and that their business will continue, specific purchase orders are generally of less than one year in duration, and there is no assurance that future orders will be obtained. The volume of contract manufacturing business also depends upon the success of customers' sales.

    The Company employs a variety of marketing techniques for the sale of its services, including direct sales efforts by an employed sales force, and the use of independent sales representatives.

    The Company's contract electronic manufacturing services in 1995 were provided to customers in the following markets in the approximate percentage of Company sales, respectively, indicated:

Market Served                                                      Representative
by Customers                   Percentage of 1995 Sales              Customers
- ------------                   ------------------------            --------------

Telecommunications                        39%                      Advanced Fibre
                                                                   Communications, Inc., Dialogic
                                                                   Corporation
Computers                                 19                       Ungerman Bass Inc.
                                                                   Concurrent Computer Corp.
Computer Peripherals                      11                       First Virtual Corp.
High Quality Graphics                      9                       Iris Graphics, Inc.
Aerospace                                  6                       Lockheed Corp.
Power Generation                           5                       General Electric Corp.
Miscellaneous                             11                       Various
                                          --
    Total                                100%
                                         ===


Backlog

    The Company's backlog consists of firm purchase orders which typically are shipped within twelve months from time of receipt of the order. Because purchase orders may be accelerated or deferred by rescheduling or canceled by payment of cancellation charges, backlog does not necessarily reflect future sales levels. The approximate amount of the Company's backlog at the end of 1995 was $47,305,000, of which $26,991,000 was attributable to Tanon's backlog. It is anticipated that substantially all of the 1995 year-end backlog will be delivered in 1996. The Company's and Tanon's backlogs at the end of 1994 were $19,240,000 and $15,710,000, respectively.


Governmental Regulation

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

Employees

    As of December 31, 1995, 1994 and 1993, the Company had 514,334 and 315 total employees, respectively. Individuals employed at the Company's manufacturing facility in Nogales, Sonora, Mexico, which has been sold, and included in such totals were 124 and 109 in 1994 and 1993, respectively.

Quality Control

    The Company achieved "ISO 9000" certification for its West Long Branch manufacturing facility in 1995 and its Fremont, California facility in early 1996. International Standards Organization ("ISO") certification refers to a series of quality system standards adopted to ensure that companies worldwide are in compliance with a documented system of quality control processes and procedures.

Suppliers

    The Company uses the services of numerous suppliers of electronic components and other material for its manufacturing operations. Substantially all the materials used in the Company's products are components purchased from suppliers. Components generally are ordered when the Company has a firm purchase order or letter of intent from a customer to purchase the completed assemblies. Generally, the Company is not dependent upon a single source of supply for materials or components that it considers important to its business, because multiple suppliers are available for most important components or their substantial equivalent.

Competition

    The contract electronic manufacturing services provided by the Company are available from many independent sources as well as from in-house manufacturing facilities of current and potential customers. Many of the Company's competitors have greater financial, manufacturing and marketing resources than the Company. The Company believes that the primary basis of industry competition is quality, service, price, and ability to deliver finished products on a timely and reliable basis. The Company believes that it competes favorably with respect to these factors.

Contracts

    The Company's contracts are provided for services to be performed primarily on a fixed-price basis, although change orders on large contracts are not unusual. The contracts generally provide termination rights for customers, but upon such termination the Company would be entitled to reimbursement for allowable costs already incurred. The Company has no long-term contracts for the sale of services that are individually material.

Facilities

    See "Properties" at Part I, Item 2 of this Annual Report on Form 10-K.

International Operations

    On May 29, 1992, the Company acquired all of the outstanding stock of Milotec S.A. De C.V., located in Nogales, Sonora, Mexico ("Milotec"), in connection with the acquisition of this contract electronic manufacturing business. The Company sold its interest in Milotec in 1995.

Patents and Trademarks

    The Company does not hold any patent rights which are material to the contract electronic manufacturing business, nor does the Company believe that patent protection is an important competitive factor in its market. The Company has received federal trademark registration for the mark "EAI", which is also registered in many other countries.

ITEM 2. PROPERTIES

    Currently, the Company's executive offices are located at 185 Monmouth Parkway, West Long Branch, New Jersey 07764 at which the Company occupies approximately 81,000 square feet. In addition, the Company currently leases manufacturing facilities comprised of 33,120 square feet in Tucson, Arizona. The Arizona lease provides for a five-year term ending in May 1997, with an option to renew for five years. The Tucson facility has been closed and the Company established a reserve for the remaining rent as part of the 1994 restructuring charge. EAI is responsible for all repairs, maintenance, and utilities in its premises, and in New Jersey, is also responsible for taxes.

    The Company, through its wholly-owned subsidiary, Tanon, occupies a single facility with 105,000 square feet at 46360 Fremont Boulevard, Fremont, California, through which it conducts production and administrative operations for its West Coast customers.

    See Note 6 of the Notes to Consolidated Financial Statements at Part II Item 8, of this Annual Report on Form 10-K for information regarding the rents payable under the above leases.

ITEM 3. LEGAL PROCEEDINGS

    There are two lawsuits pending which involve environmental claims against
EAI:

    1. Lemco Associates. In October, 1992, Lemco Associates L.P. ("Lemco"), the owner of property previously owned by EAI, initiated an action in the Superior Court of New Jersey against EAI and others alleging, among other things, that the defendants created environmental contamination at the property. The lawsuit seeks damages in unspecified amounts. EAI has denied Lemco's allegations and asserted a counterclaim against Lemco and cross claims against co-defendants and others for indemnification and contribution. The Company has also raised defenses to Lemco's claims, including but not limited to an assertion that Lemco knowingly waived its claims against the Company and an assertion that insufficient evidence exists to establish liability on the part of the Company.

    In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights.

    Discovery in this matter is ongoing. By letter dated March 30, 1995, Lemco provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it has expended approximately $424,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $4,900,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation. Further, by letter dated June 7, 1995, Lemco provided the Company with an appraisal report made by a real estate appraisal company engaged by Lemco in support of Lemco's claim for diminution in the value of the property. Such report states that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and as of April 14, 1995 was $750,000. The appraisal company subsequently increased its 1995 valuation to $960,000. Lemco purchased the property in question in 1979 for approximately $400,000. The Company's experts have estimated that, based upon hydrogeologic data gathered to date by Lemco's experts, the major source of continuing contamination of groundwater was released into the water table about late 1984 or, using more conservative extrapolations, about mid-1979. Further hydrogeologic data to be collected will allow a more precise evaluation. Based on the foregoing, management believes that the range of possible loss in this matter ranges from zero to approximately $7.8 million, not including costs and expenses, such as legal and expert fees, which will be incurred in connection with this matter, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above. There is no assurance that the outcome of this matter will come within such range of possible loss.

     The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are premature and conceptual in nature. In addition, an analysis of the site by experts retained by the Company to determine the appropriateness of Lemco's claims and of the estimated cost of remediation has not been completed.

    The Company is vigorously defending this matter. Counsel estimates that this litigation will reach trial in 1996.

    2. Bridgeport Rental and Oil Services Superfund Site. The United States Environmental Protection Agency in 1988, and the New Jersey Department of Environmental Protection and Energy in 1989, identified EAI as one of over one hundred parties potentially responsible for clean up costs at, and for any other possible damages in connection with, the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey (the "B.R.O.S. Site"). EAI's alleged connection to the B.R.O.S. site is through Rollins Environmental Services, Inc. ("Rollins"), a waste transporter that was allegedly hired by EAI to transport certain waste material alleged to be hazardous from EAI's operations for appropriate disposal. One shipment of waste allegedly generated by EAI was allegedly delivered to the B.R.O.S. site and constitutes less than one quarter of one percent of the total liquid waste allegedly released to the B.R.O.S. Site. Based solely upon the alleged single shipment of waste generated by EAI, management believes that the range of possible loss in this matter ranges from zero to approximately $300,000, not including costs and expenses which will be incurred in connection with this matter which are not paid by Rollins, and not taking into account the amount of any loss which may be offset by insurance coverage or which may be recoverable from Rollins based on indemnification claims. Although EAI is not a party to litigation involving remediation at the B.R.O.S. Site initiated in the U.S. District Court for the District of New Jersey, it is participating in informal discovery and settlement negotiations without admitting liability. Settlement discussions in this matter are ongoing and the Company's participation in such settlement discussions has been limited to date; therefore, it is not possible to predict its outcome at this time. Moreover, there is no assurance that the outcome of this matter will come within the above-referenced range of possible loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following information is provided with respect to the Annual Stockholders Meeting of the Company.

         a)  Held: October 12, 1995.

         b)  Directors Elected:                       NO. OF VOTES
                                       VOTES          WITHHOLDING
                                       FOR            AUTHORITY
                                       ---------      ------------
             Irwin L. Gross            8,561,354      409,723
             Mark S. Hauser            7,992,138      978,939
             David J. Reibstein        8,561,114      409,963
             William Spier             8,560,870      410,207

         Directors whose term continued:
             Seth Joseph Antine
             Bruce P. Murray
             Jules Seshens
             Joseph R. Spalliero

         c)  Other Matters Voted on by Shareholders:

           1 To amend the Company's certificate of Incorporation to change the name of the Company to EA Industries, Inc.

                              VOTES         VOTES
                              FOR           AGAINST     ABSTAINING
                              ---------     -------     ----------
                              8,846,966     107,168     16,946


             2. To amend the Company's Certificate of Incorporation to increase the authorized shares of Common Stock of the Company from 25,000,000 to 50,000,000.

                              VOTES         VOTES
                              FOR           AGAINST     ABSTAINING
                              ---------     -------     ----------
                              6,584,459     564,543     18,955


             3. To amend the Company's 1994 Stock Option Plan for Non-Employee Directors to increase the number of shares of Common Stock of the Company reserved for issuance thereunder from 400,000 shares to 2,400,000 shares.

                              VOTES         VOTES
                              FOR           AGAINST      ABSTAINING
                              ---------     ---------    ----------
                              5,368,792     1,629,355    169,758


             4. To amend the Company's Equity Incentive Stock Option Plan to increase the number of shares of Common Stock of the Company reserved for issuance thereunder from 3,000,000 to 6,000,000 shares.

                             VOTES          VOTES
                             FOR            AGAINST      ABSTAINING
                             ---------      -------      ----------
                             6,233,374      914,742      19,789


             5. To ratify the selection of Arthur Andersen LLP as the Company's auditors.

                             VOTES         VOTES
                             FOR           AGAINST       ABSTAINING
                             ---------     -------       ----------
                             8,855,087     104,115       11,875

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    EAI's common stock is traded on the New York Stock Exchange ("NYSE"). The range of quarterly common stock price for 1995 and 1994 is as follows:

             1st Quarter                2nd Quarter                3rd Quarter                4th Quarter
- -------------------------------------------------------------------------------------------------------------
            High      Low              High      Low              High      Low              High      Low
          ------------------         ------------------         ------------------         ------------------
1995        9-5/8    6-3/8               9      5-3/4            11-3/4    5-5/8             6-1/8    4-3/8
1994        3-7/8    1-1/8             5-1/8    3-1/8             8-3/8    4-1/2             8-3/4      6


    There were approximately 4,410 record holders of the Company's common stock as of March 24, 1996.

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

    Although the Company's common stock is currently listed and trading on the NYSE, currently and since September 11, 1991, the Company has not been in compliance with one or more of the criteria necessary for continued listing on the NYSE. The Company and the NYSE have had discussions with respect to this issue. As of the date of this report, the Company believes that it is in compliance with all of the NYSE's continued listing criteria, with the exception of the minimum net tangible assets available to Common Stock of $8,000,000 and minimum average earnings of $600,000 for each of the last three fiscal years. To the Company's knowledge, the NYSE has not taken any affirmative action to delist the common stock, but, as it has each time it has authorized the listing of additional shares on the NYSE, it stated in a letter dated March 29, 1995 and again in a letter dated March 14, 1996, approving the listing of additional shares of common stock, that consideration is being given to the appropriateness of continued listing of the Company's common stock. Management of the Company met with representatives of the NYSE on March 6, 1996 to discuss this matter and the Company's financial plan for 1996, after which the NYSE indicated in its letter dated March 14, 1996 that the Company's financial results for the first quarter of 1996 will be reviewed and measured against such plan. If the Company's common stock is delisted from the NYSE, it could have a material adverse effect on the price and liquidity of the Company's common stock.

     In the event that the Company's Common Stock is delisted from the NYSE, it could seek to list its common stock on the National Association of Securities Dealers Inc.'s Automated Quotation System ("NASDAQ") or on another exchange. Although the Company believes that it is currently eligible for listing on the NASDAQ Small-Cap Market System (but not on the NASDAQ National Market System), there can be no assurance that the Company would be eligible for listing its common stock on NASDAQ or any exchange at such time. If the Company would be ineligible to list its Common Stock on NASDAQ or any other exchange at such time, there would be no established trading market for the Company's Common Stock except as may be established in the National Association of Securities Dealers Inc.'s OTC Bulletin Board Service or in the "pink sheets," which, as discussed above, could have a material adverse effect on the price and liquidity of the Company's common stock. In addition, the Company's common stock could then become subject to the Commission's "penny stock" rules which regulate broker-dealer sales practices. Such rules could restrict the ability of broker-dealers to sell the Company's common stock, which could also have a material adverse effect on the price and liquidity of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                      (Thousands of Dollars Except for Per Share Amounts, Common Shares outstanding and Other Data)
                                                           1995       1994       1993         1992       1991
- ---------------------------------------------------------------------------------------------------------------
Operating Results:                                    [---------Note 2-----] [------------Note 1--------------]
  Sales from Continuing Operations                    $   77,085  $  30,539  $  26,024   $  22,248   $  22,933
  Provision for Restructuring                         $       --  $   2,400  $           $     285   $     --
  Loss from Continuing Operations before Taxes        $  (30,894) $  (4,784) $  (5,348)  $  (3,524)  $  (6,811)
  Loss from Continuing Operations, Net                $  (30,894) $  (4,784) $  (4,664)  $  (3,189)  $  (5,227)
  Income from Discontinued Operations, Net            $       --  $      --  $   1,327   $     651   $   1,531
  Net Income (Loss)                                   $  (30,894) $  (4,784) $  (3,337)  $  (2,538)  $  (3,696)
  Income (Loss) Per Common Share:
     Continuing Operations                            $    (2.50) $    (.95) $   (1.76)  $   (1.22)  $   (2.02)
     Discontinued Operations                          $       -   $     -          .50   $     .25   $     .59
     Net Income (Loss)                                $    (2.50) $    (.95) $   (1.26)  $    (.97)  $   (1.43)
- ---------------------------------------------------------------------------------------------------------------
Financial Position:
  Current Assets                                      $   44,514  $  16,969  $   7,355   $  14,547   $  12,267
  Current Liabilities                                 $   25,938  $  12,603  $   8,614   $  11,594   $   5,019
  Working Capital                                     $   18,576  $   4,366  $  (1,259)  $   2,953   $   7,248
  Net Property and Equipment                          $    8,071  $   2,719  $   3,603   $   4,344   $   2,351
  Total Assets                                        $   66,625  $  22,845  $  12,762   $  19,836   $  14,805
  Shareholders' Equity                                $   19,390  $   7,244  $    (546)  $   2,776   $   5,137
  Common Shares Outstanding                               16,045      8,108      2,661       2,646       2,588
  Book Value per Common Share                         $     1.21   $    .89  $    (.21)  $    1.05   $    1.99
- ---------------------------------------------------------------------------------------------------------------
Other Data:
  Number of Shareholders of Record                        4,254       4,447      4,600       4,718       4,877
  Number of Employees                                       514         334        315         458         368
Orders Received (Note 3)                              $ 105,150   $  30,326  $  18,805   $  31,592   $  20,064
Sales Backlog at Year-End                             $  47,305   $  19,240  $  19,453   $  26,676   $  17,260



Note 1 - Reclassified to reflect sale and discontinuation of certain operations (See Note 4 of the Notes to Consolidated Financial Statements at Part II, Item 8 of this Annual Report Form 10-K).

Note 2 - 1995 amounts include the impact of the Tanon Acquisition, BarOn investment, and joint venture with IAI (See Note 4 of the Notes to Consolidated Financial Statements at Part II, Item 8 of this Annual Report Form 10-K).

Note 3 - Orders received in 1995 includes $15,710,000 of Tanon backlog at December 31, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

    On January 4, 1995, the Company acquired Tanon, a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. The acquisition has been reported as a purchase for accounting purposes and, accordingly, the results of operations of Tanon are included with those of the Company from January 4, 1995 forward. Tanon's manufacturing services consist primarily of the assembly of printed circuit boards, the manufacturing and assembly of integrated electro-mechanical systems and related engineering support. For a more thorough discussion of this transaction, see Part I., Item 1., Business -- 1995 Developments.

    On January 16, 1995, the Company acquired a 25.01% equity interest in BarOn, a privately-owned Israeli corporation based in Haifa, Israel. On September 30, 1995 the Company exercised its option to acquire an additional 8.33% equity interest in BarOn. As a result of the acquisition of this additional equity interest, the Company recorded a current amount payable of $2,000,000 of which $1,500,000 had been paid as of December 31, 1995 and issued 255,183 shares of common stock, which on September 30, 1995 had a value of approximately $995,000. BarOn is a development stage company engaged in the research and development of a computer input device that can directly digitize handwriting in a variety of languages, from any surface. The investment in BarOn has been accounted for as a purchase of a minority interest using the equity method of accounting, and accordingly, the Company's equity interest in the results of BarOn are included in the consolidated results of the Company from January 16, 1995 forward. For a more thorough discussion of this transaction, see Part I, Item 1., Business -- 1995 Developments.

    On August 8, 1995, the Company, through a 52.3% owned subsidiary, EATI, entered into a Joint Venture Agreement with IAI to review, develop and exploit non-classified technological applications developed by IAI. The Company, on the one hand, and certain other shareholders of EATI collectively, on the other hand, advanced $6,300,000 and $1,575,000, respectively, to EATI. Of such funds $7.5 million has been advanced to the Joint Venture, ITI. The Company's investment in ITI is accounted for using the purchase method of accounting. For a more thorough discussion of this transaction, see Part I, Item 1, Business -- 1995 Developments.


Results of Operations:  1995 compared to 1994

    During 1995, the Company's sales increased, cost of sales increased (both in total value and as a percentage of sales), and selling, general and administrative expenses increased in total but decreased as a percentage of sales. The Company had a loss from operations of $30,894,000 for 1995, which included charges of $7,874,000 and $11,672,000, representing the charge to expense of purchased in-process research and development resulting from its investments in BarOn and the Joint Venture with IAI, respectively. This loss compared with a loss from operations of $4,784,000 in 1994 which included a provision for restructuring of $2,400,000.

    The amount of the purchase price in excess of the estimated fair value of the 25.01% equity interest in BarOn acquired by the Company during the first quarter of 1995 and the additional 8.33% equity interest acquired on September 30, 1995 represents in-process research and development with no alternative future use. Accordingly, the estimated value associated with such purchased research and development of $6,012,000 and $1,862,000, respectively, was charged to expense.

    No portion of the purchase price of the Company's indirect interest in ITI has been capitalized because all of the technologies are in the initial stage of development and considered to be in-process research and development. Therefore, the Company has recorded a charge to expense of $11,672,000 with respect to formation of ITI.

    The increase in sales to $77,085,000 in 1995 from $30,539,000 in 1994, resulted primarily from the additional sales generated by Tanon, which had sales of $50,452,000 in 1995. Sales from the Company's prior existing operations decreased to $26,633,000 from $30,539,000 in 1994 which decrease was a direct result of the closing of the Company's Tucson, AZ and Nogales, Mexico plants. The majority of the services provided to customers at the Tucson facility was transferred to the Company's manufacturing facility in New Jersey; a moderate level of manufacturing services was transferred to the Company's Fremont facility at the customer's request, and the assembly-related services provided at the Nogales, Mexico facility were sold, together with the assets of that facility. The sales of $50,452,000 for Tanon in 1995 decreased moderately from sales of $50,735,000 in 1994, which reflects the loss of revenue from two customers who terminated their relationship with Tanon during this period, offset by the growth in sales to Tanon's existing customer base.

     Cost of sales in 1995 increased to $76,422,000 from $27,759,000 in 1994 primarily due to the additional sales generated by Tanon. Cost of sales increased, as a percentage of revenue, to 99.1% in 1995 compared with 90.9% in 1994, resulting primarily from (i) the increase in materials cost for a customer with whom the Company has expanded its material handling services, (ii) a price reduction in sales of material by Tanon to one of its existing customers, which was negotiated in response to competitive pricing pressures, and (iii) a shift in the New Jersey facility's focus from low volume, high margin customers to high volume, low margin customers which resulted in a lower gross profit margin and a higher volume breakeven point for the facility. In addition, the Company incurred a loss on services rendered to a major customer. In January, 1996 the Company renegotiated the pricing on future services for this customer. Also during the fourth quarter of 1995, the Company initiated action to reduce its material cost as a percentage of revenues. This action includes hiring new personnel to increase the Company's material purchasing skill level and upgrading the Company's material control computer system. Consistent with the Company's shift in focus to high volume during 1995 the Company began the process of adding to and upgrading its high speed SMT capabilities. Two new high speed SMT lines were acquired in 1995 to increase the existing New Jersey facility capabilities, a new high speed SMT line was acquired in early 1996 to increase the Fremont facility capabilities and two additional high speed SMT lines are planned to replace two older lines in 1996. Cost of sales at the Company's prior existing operation increased to 106% of sales in 1995 from 90.9% of sales in 1994 as a result of the above. As noted above, the pricing for services to a major customer was renegotiated in January. This renegotiation, combined with increased sales volume in the first two months of 1996, has returned the Company's prior existing operations to a positive gross profit margin, which Management expects will continue although there can be no assurance that such operations will continue to have a positive gross profit margin. Tanon's cost of sales increased moderately from 93.4% of sales to 95.4% of sales between 1994 and 1995, also as a result of the above.

    Selling, general and administrative expenses increased to $9,779,000 from $4,591,000 in 1994. The increase in the level of selling, general and administrative expenses was primarily related to the addition of the Tanon operations. Selling, general and administrative expense for the Company's prior existing operations increased to $6,167,000 in 1995 from $4,591,000 in 1994 as a result of fees paid and warrants to purchase the Company's stock granted to consultants, the payment of consulting fees for several directors, the elimination of salary reductions for employees of the Company which had been in effect during 1994 and additional general and administrative expense incurred in connection with the Company's investment in ITI, partially offset by reductions in sales, general and administrative staffs during the first and second quarters. The Company has, however, hired additional sales, general and administrative staff in the fourth quarter to support the increased level of sales. Selling, general and administrative expenses declined as a percentage of revenue to 12.7% in 1995 from 15.0% in 1994 primarily because the increase in sales exceeded the rate of the increase in selling, general and administrative expenses. Selling, general and administrative expense for Tanon was at approximately the same level of $2,768,000 in 1995 as in 1994.

    As a result of the Tanon Acquisition, during the first quarter of 1995 the Company began taking steps to close and sell its Southwest operations in Tucson, Arizona and Nogales, Mexico to eliminate the operating expenses associated with these facilities. The closing of the Tucson, Arizona operations and sale of the Nogales, Mexico operations were completed in the second quarter of 1995. The majority of the operations which were supporting the Company's sales base out of the Tucson location were transferred to the New Jersey facility in the second quarter of 1995. Additionally, the Company reduced indirect manufacturing and sales, general and administrative staff in its New Jersey facility during the first quarter in 1995 and in the Fremont, California facility in the second quarter of 1995. The combined termination expenses for these activities in 1995 was provided for as part of the Company's 1994 restructuring. Management believes that by these actions it has substantially eliminated duplicate expenses and improved operating efficiencies for materials procurement and management. However, no assurance can be given that such effects will be experienced by the Company as a result thereof.

    Interest income of $208,000 in 1995 increased from $89,000 in 1994 primarily reflecting investment income from the sale of common stock in April, July and August of 1995. Interest expense increased from $662,000 in 1994 to $1,357,000 in 1995 primarily as a result of the interest expense on Tanon's credit facilities and, to a lesser extent, the sale of convertible subordinated debentures in September and October. Interest expense for the Company's prior existing operations was $719,000 in 1995 as compared to $662,000 in 1994. Tanon's interest expense increased from $638,000 in 1994 to $662,000 in 1995 primarily as a result of an increase in the average amount borrowed under Tanon's Revolving Loan.

    Other expense in 1995 is primarily the Company's equity interest in the results of BarOn. BarOn is a development stage company which was formed in July 1992 and has experienced losses of $3,157,000 and $1,101,000 for 1995 and 1994, respectively. BarOn had total assets of $3,650,000, total liabilities of $448,000, and net equity of $3,202,000 at December 31, 1995. BarOn has had no sales since its formation.

    As a result of the acquisition of the equity interest in BarOn, the Company and BarOn entered into a Manufacturing and Consulting Agreement, dated January 16, 1995, pursuant to which the Company was granted a right of first refusal to enter into manufacturing contracts with BarOn for the manufacture of BarOn's products. The Company agreed to provide manufacturing consulting services to BarOn when BarOn's products are manufactured by an independent third party.


EAI's Results of Operations: 1994 compared to 1993

    During 1994, the Company's sales increased, gross profit increased, and selling, general and administrative expenses declined. The Company's net loss from continuing operations in 1994 was $4,784,000 including the provision for restructuring of $2,400,000, compared to $4,664,000 in 1993.

    Sales of $30,539,000 in 1994 increased $4,515,000, or 17.3%, from sales of
$26,024,000 in 1993, resulting primarily from increased orders for contract electronic manufacturing services from the Company's existing customers.

    Cost of sales increased to $27,759,000 in 1994 primarily due to the Company's increased level of sales. Cost of sales declined as a percentage of revenue to 90.9% in 1994, compared to 93.5% in 1993. As a result, gross profit increased to $2,780,000, or 9.1% of revenue, in 1994 compared to $1,680,000, or 6.5% of revenue, in 1993. The reduction in cost of sales as a percentage of revenue resulted from cost reduction measures put in place during 1994, consisting primarily of a 20% compensation reduction for substantially all employees, facility expense reductions in the West Long Branch location resulting from lease renegotiations, and insurance and consultant fee expense reductions. The 20% compensation reduction for substantially all employees was completely eliminated in January 1995, with employee compensation levels returning to pre-reduction levels.

    Selling, general and administrative expenses decreased in 1994, both in amount and as a percentage of revenue. Selling, general and administrative expenses of $4,591,000 in 1994 declined from $7,000,000 in 1993.

As a result, selling, general and administrative expenses declined to 15% of revenue in 1994 from 26.9% of revenue in 1993. The decline resulted from a reduction in staff, and the 20% compensation reduction and reduction in the Company's use of consultants in 1994 as discussed above.

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

    Tanon's Results of Operations: 1994 Compared to 1993. Tanon's sales of $50,735,000 in 1994 increased 29% from sales of $39,451,000 in 1993. The increase in Tanon's revenue results primarily from turnkey assembly services in which the Company procures some or all of the assembly components. The net loss of $155,000 in 1994 reflects primarily the lower profit margin on revenues related to the materials management portion of its turnkey assembly services.

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

Liquidity and Capital Resources:  1995

    Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at December 31, 1995, as compared to the pro forma financial position of the Company at December 31, 1994, adjusted to reflect the balance sheet of Tanon at December 31, 1994.

     As a result of negative cash flows from operations in 1995, the investments in BarOn and EATI, the growth in Company revenues and corresponding sizable increases in inventories, and investment in new high speed SMT equipment, the Company consumed substantial amounts of cash in 1995. Net cash used by operations was $8,316,000 in 1995 as compared to $4,342,000 in 1994. The increase in cash used by operations was a result of the greater net loss after adjustment for noncash charges in 1995, as compared to 1994 and an increase in consolidated inventory, somewhat offset by a reduction in consolidated receivables. Liquidity as measured by cash and cash equivalents, increased to $9,830,000 at December 31, 1995 from $6,157,000 at December 31, 1994. Liquidity as measured by working capital (excluding Restricted Cash of $8,004,000) increased to $10,572,000 at December 31, 1995 from $4,366,000 at December 31, 1994. The increase in liquidity despite the large consumption of cash as referred to above resulted primarily from financings. Consolidated accounts receivable declined by $2,316,000 in 1995 reflecting the collection of receivables at a rate greater than sales were generated during the period. In addition, a marginally profitable enterprise which had over $2,100,000 payable to the Company at December 31, 1994 is currently paying its account in accordance with established terms. Consolidated inventory increased by $4,018,000 during 1995 reflecting the higher percentage of turnkey business in 1995 and the increased level of backlog at December 31, 1995 as compared to that at December 31, 1994. Additionally, inventories at December 31, 1994 were low, relative to the volume of sales in the fourth quarter of that year.

     Financing activities during 1995 produced net cash of $29,039,000, which resulted primarily from the issuance of an aggregate of 2,474,993 shares of common stock in offerings conducted in April, July, and August 1995, the exercise of Class C Warrants to purchase 383,861 shares of common stock, the exercise of Class A and B Warrants to purchase 1,295,979 shares of common stock, the exercise of employee stock options to purchase 686,205 shares of common stock, the sale of $3,600,000 principal amount of convertible debentures in September and October 1995, the sale of $2,200,000 principal amount of convertible debentures in November, 1995 and the sale of $10,000,000 principal amount of convertible notes in December, 1995.

    Net cash in the amount of $17,050,000 was used for investing activities during 1995. Funds in the amount of $5,427,000 were used in making capital expenditures and $12,907,000 was used in making investments in affiliates pursuant to the investments in BarOn and ITI. These uses were partially offset by cash acquired in the acquisition of Tanon of $890,000 and the proceeds from the sale of discontinued operations of $394,000. The cash required to consummate the BarOn Investment was financed, in large part, from the cash flows from financing activities during 1994.

    The Company maintains an asset based credit facility with Congress Financial Corporation (the "Congress Credit Facility"). The Congress Credit Facility permits borrowings of up to $7,500,000 comprised of a revolving loan (the "Revolving Loan"), a term loan (the "Term Loan") and letters of credit (collectively, the "Loans"). Borrowings under the Revolving Loan may not exceed a specified borrowing base (the "Borrowing Base"). In addition, Revolving Loan advances are limited to $7,500,000 less the amounts outstanding under the Term Loan and letters of credit. The Borrowing Base consists of the sum of (1) 80% of eligible accounts receivable, (2) 18% of certain raw material inventory, and (3) 50% of raw material inventory designated for a particular customer (which amount, $686,000 at December 31, 1995, was deleted from the Borrowing Base in January, 1996). All advances and eligibility criteria under the Congress Credit Facility are discretionary to the lender. At December 31, 1995, $3,646,000 was outstanding under the Congress Credit Facility, which constituted the total availability of the Borrowing Base.

    The term of the Revolving Loan (which originated in 1993) is three years, with one year renewals thereafter. The principal amount of the Term Loan is repaid in monthly installments of approximately $21,500 over a term of five years. Both the Revolving Loan and Term Loan bear interest at an annual rate of 2-1/4% over the CoreStates Bank (an affiliate of Congress) prime rate. In addition, the Company must pay a fee equal to 1/2% of the unused portion of the Revolving Loan plus amounts borrowed under the letters of credit.

    The Congress Credit Facility contains certain working capital and tangible net worth covenants. At December 31, 1995, the Company was in compliance with those covenants. Substantially all of the assets of the Company are pledged as collateral to secure the credit facility.

    Tanon maintains a separate revolving line of credit, due on demand, with a commercial bank that provides for short-term borrowings up to $5,500,000 based on the sum of (1) 80% of eligible accounts receivable and (2) 18% of certain raw material inventory. In January, 1996, the raw material inventory was deleted from the Borrowing Base; however, such deletion is not anticipated to have any material effect on the Company because its level of accounts receivable permits full borrowing under the line. At December 31, 1995, $5,500,000 was committed under this line ($5,196,000 in loans and $304,000 in a letter of credit). The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. At December 31, 1995 Tanon was in compliance with all of these covenants. The annual interest rate on this line was prime plus 1.5% through November 15, 1995, at which time the interest rate was increased by agreement to prime, plus 2.25%. Substantially all of the assets of Tanon are pledged as collateral to secure the revolving credit facility.

    The Company intends to replace the above two credit facilities with a single facility to support the Company's contract electronic manufacturing operations. In addition to an increased limit (as compared to the sum of the two existing credit facilities) a single credit facility will provide a larger borrowing base as a result of (1) calculating availability based on one facility limit versus separate facilities where receivables and inventory might potentially not be utilized for borrowing purposes as a result of having reached the maximum with respect to an individual facility (2) reducing the impact of large customer account receivable concentrations and the resulting reduction in borrowing base. On March 25, 1996, the Company received a commitment (the "Commitment") to provide a senior secured financing facility of up to $15,000,000 from IBJ Schroder Bank & Trust Company ("Schroder") that would replace the Congress Credit Facility and the Tanon revolving line of credit. Under the terms of the Commitment, Schroder will advance up to $13,000,000 in the form of a revolving loan with a borrowing base comprised of (1) between 80% and 85% of eligible accounts receivable (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000. In addition, Schroder will advance up to $2,000,000 in the form of a term loan for 75% of the cost of purchased new equipment, with a condition precedent to such equipment funding that the contract electronic manufacturing operations of the Company have two consecutive fiscal quarters of profitability and meet a designated financial covenant. The financing facility will have a three year term and bear interest at an annual rate of prime plus 1-1/2%. Advances under the term loan will be repaid by monthly payments based on a 60 month amortization. The Company will pay a fee of 1/2% of the unused portion of the revolving loan. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and will owe an additional $50,000 fee at closing of the facility. There are several requirements precedent to the closing of the facility, all of which the Company anticipates being able to meet timely.

    At December 31, 1995, the Company had consolidated accounts payable of approximately $13,522,000 of which approximately $167,000 had been outstanding for over 90 days. This compares with $10,928,000 (including Tanon) of consolidated accounts payable at December 31, 1994, of which $426,000 had been outstanding for over 90 days.

    Backlog at December 31, 1995 was $47,305,000 as compared to the Company's and Tanon's combined backlog at December 31, 1994 of $34,950,000.

    During 1995, the Company purchased new machinery and equipment and made other capital expenditures of approximately $5,400,000 including two new high speed SMT lines for the New Jersey facility. The Company obtained financing of approximately $3,600,000, including financing of $1,800,000 in March 1996, on this equipment and approximately $500,000 of equipment received in March, 1996. In the first quarter of 1996 the Company made commitments in the amount of $2,000,000 for the purchase of two additional SMT lines for the Fremont, California facility. One of these lines has been delivered as of the date of this report and was included in the financing noted above. The Company has arranged to finance the purchase of the second SMT line with the same financing company that provided the $1,800,000 in March, 1996. In addition, the Company plans to make additional capital expenditures during 1996 and also plans to finance such expenditures.

     BarOn Investment. The Company intends to pay the remaining $500,000 owed in connection with its BarOn investment during the second quarter of 1996. According to BarOn's business and operating plan for 1996, BarOn will need additional capital by early in the third quarter of 1996. Consistent with such plan, BarOn is seeking investors to raise additional funds. Although no formal determination has been made, currently, the Company does not plan to increase its interest in BarOn, pursuant to its existing right of first refusal or otherwise.

    Joint Venture with IAI. In a transaction consummated on August 8, 1995, the Company's 52.3% owned subsidiary ("EATI"), entered into a Joint Venture Agreement with IAI to review, develop, and exploit certain non-military, non-classified technological applications developed by IAI.

    The JVA provides that the investment committee will review and evaluate Applications developed by IAI. If an Application is selected for development and exploitation, an entity will be formed ("Licensee") in which EATI will own a 50% interest and IAI will own a 50% interest, and IAI will grant such Licensee a perpetual, royalty free license for such Application. The Investment Committee will prepare a business plan to exploit each application selected, including a funding plan. The Company will be primarily responsible to raise the funds necessary to exploit the Application selected. However, the Company will not be under any obligation to raise any funds for such purpose unless and until the Investment Committee selects an Application for exploitation. In the event the Company is unable to raise the funds necessary to exploit any Application which the Investment Committee selects, IAI can terminate the JVA. The JVA can also be terminated under certain other circumstances.

    As of the date of this report, the Investment Committee has selected one Application for development and exploitation, the Vista Application ("Vista"). Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. The preliminary business plan for Vista requires funding of $1,000,000. Consistent with the terms of the JVA, the Company is considering raising funds for Vista through a variety methods including combination of sales of Vista equity interests and borrowings by Vista. There can be no assurance that the Company will be successful in its efforts to raise such funds, in which case the Company will be confronted with the choice of possibly foregoing its investment in ITI or funding the $1,000,000 through its own resources.

     The Company believes revenues in 1996 will exceed those in 1995 which will require additional cash to finance the resulting working capital needs. The Company believes that the proceeds from the sale of convertible notes in December, 1995, together its with existing credit facilities will enable the Company to meet its cash obligations in 1996.

    The remaining Class A and Class B warrants issued in the February 1994 Private Placement, if exercised, could provide the Company with additional capital of approximately $3,100,000. Additional capital could also come from the exercise of the other warrants held by warrant holders of which the underlying shares are covered by the Company's currently effective registration statement (such warrants, together with the Class A Warrants and Class B Warrants are collectively hereinafter referred to as the "Warrants"). To date, Class A and Class B warrants to purchase 1,241,000 shares have been exercised and the Company received $1,302,000 in proceeds. No assurance can be given that the remainder of such Warrants will be exercised.

EAI's Liquidity and Capital Resources: 1994

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

     Cash flows from financing activities during 1994 amounted to $13,192,000, resulting primarily from the issuance of the February Units in the February Private Placement and the issuance of the June Units and exercise of related Class C Warrants issued in the June Private Placement, net of reductions in outstanding debt.

    The loan agreement between the Company and Congress Financial Corporation contains certain working capital and tangible net worth covenants. At December 31, 1994, the Company satisfied all such covenants. As of December 31, 1994, the principal amount outstanding under the Revolving Loan was $5,219,000, and the outstanding balance of the Term Loan was $945,000, with additional borrowing availability of $268,000 under the Congress Loan Agreement.

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

    Backlog at December 31, 1994 was $19,240,000, a decrease of $213,000 or 1% from the balance of $19,453,000 at December 31, 1993. The backlog at both of these dates did not include any orders from two customers lost in 1993. The Company does not believe that the loss of either of them had a material adverse effect on the Company in 1994 and, although it is not possible to predict with certainty the effect of losing the two customers indicated above, does not believe their loss will have a material adverse effect on the Company in 1995 in view of its receipt of larger orders from existing customers and orders received from new customers in 1994, and the prospects for receiving orders from existing and new customers.

    In the first quarter of 1995, the Company made commitments for the purchase of manufacturing equipment of approximately $2,000,000 for the West Long Branch manufacturing facility and approximately $3,000,000 for the Fremont, California manufacturing facility; neither the Company, nor Tanon prior to its acquisition by the Company, made material additions to their capital equipment during 1994. The Company financed the capital equipment with financing arranged through equipment lease financers.

    The Company has incurred significant losses and had negative cash flows from operations in each of the last several years. As discussed above, in contemplation of the Tanon acquisition in January 1995, the Company had undertaken to restructure its operations to reduce operating costs and improve operating results, which restructuring is expected to be completed by the second quarter of 1995. However, the continued operating losses experienced by the Company through December 31, 1994 gave rise to the need for additional working capital to support the Company's existing operations and to support future growth. As a result of the negative operating cash flow, the recurring operating losses experienced by the Company in recent years, and the consummation of the Tanon and BarOn acquisitions in January 1995, the Company estimated that it would require between $2 million and $3 million of additional equity or debt financing to meet its obligations through December 31, 1995.

    Reference is made to "Legal Proceedings" at Part I, Item 3 of this Form 10-K for information concerning certain pending claims which could have an adverse impact on the Company's income and cash flow. Reference is also made to Note 14 of the Notes to Consolidated Financial Statements at Part II, Item 8 of this Form 10-K for information concerning services provided by contract electronic manufacturing to certain customers which are development stage or marginally profitable enterprises or have highly leveraged capital structures.

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

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires adoption no later than fiscal 1996. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company will adopt this Statement as of January 1, 1996, which is not expected to have a material effect on its financial statements.

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which requires adoption no later than fiscal 1996. The Statement provides a choice of accounting methods, the fair value method or the intrinsic value method, with disclosure of the fair value impact. Both methods require the Company to estimate (using an option pricing model) the fair value of equity instruments issued to employees at the date of grant. The fair value method requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments. The intrinsic value method requires disclosure of pro forma net income and earnings per share as if the fair value method had been applied. The Company will adopt this Statement as of January 1, 1996, using the intrinsic value method. Accordingly, there will be no impact on the financial accounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                           December 31, 1995 and 1994

                                                                                          Page Number
                                                                                          ----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................................     27

FINANCIAL STATEMENTS:

    Consolidated Balance Sheet as of December 31, 1995 and 1994..........................     28

    Consolidated Statement of Operations for the Three Years
     Ended December 31, 1995.............................................................     29

    Consolidated Statement of Shareholders' Equity
     for the Three Years Ended December 31, 1995.........................................     30

    Consolidated Statement of Cash Flows for the Three Years
     Ended December 31, 1995.............................................................     31

    Notes to Consolidated Financial Statements...........................................     32

SCHEDULE:

 II.   Valuation Account.................................................................     56




    Schedules other than that listed above are omitted as not being applicable or required, or the required information is included in the accompanying financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EA Industries, Inc.:

    We have audited the accompanying consolidated balance sheet of Electronic Associates, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Associates, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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



Roseland, New Jersey                               /s/ Arthur Andersen LLP
March 25, 1996                                     ARTHUR ANDERSEN LLP

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 1995 and 1994
                  (thousands of dollars, except per share data)



    ASSETS                                                                         1995                1994
                                                                                   ----                ----
Current Assets:
  Cash and cash equivalents                                                      $9,830                 $6,157
  Restricted cash (Note 4)                                                        8,004                      -
  Receivables, less allowance of $385 in 1995 and $207 in 1994
  for doubtful accounts                                                          12,092                  5,958
  Inventories (Note 1)                                                           12,978                  4,178
  Prepaid expenses and other assets                                               1,610                    676
                                                                              ---------              ---------
          TOTAL CURRENT ASSETS                                                   44,514                 16,969
                                                                              ---------              ---------

Equipment and leasehold improvements                                             15,023                  7,472
  Less accumulated depreciation (Note 1)                                         (6,952)                (4,753)
                                                                              ---------              ---------
                                                                                  8,071                  2,719
                                                                              ---------               --------

Investment in affiliates (Note 4)                                                 1,083                  2,745

Intangible assets (Notes 1, 3 and 4)                                             12,331                      -
  Less accumulated amortization                                                    (813)                     -
                                                                              ---------              ---------
                                                                                 11,518                      -
                                                                              ---------              ---------

Other assets (Note 4)                                                             1,439                    412
                                                                              ---------              ---------
                                                                                $66,625                $22,845
                                                                              =========              =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of Debt and Capital Lease Obligations
  (Notes 3, 5 and 6)                                                             $9,704                $ 5,474
  Accounts payable                                                               13,522                  4,711
  Accrued expenses                                                                2,712                  2,418
                                                                              ---------               --------
     TOTAL CURRENT LIABILITIES                                                   25,938                 12,603
                                                                              ---------               --------

Long-Term Liabilities:
  Long-Term Debt and Capital Lease Obligations (Notes 5 and 6)                    1,731                    690
  Convertible Notes and Debentures (Note 2)                                      12,200                      -
  Accrued excess leased space costs (Note 3)                                      1,433                  1,858
  Other long-term liabilities (Note 14)                                           2,239                    450
                                                                              ---------               --------
     TOTAL LONG-TERM LIABILITIES                                                 17,603                  2,998
                                                                              ---------               --------

     TOTAL LIABILITIES                                                           43,541                 15,601
                                                                              ---------               --------
Minority Interest                                                                 3,694
                                                                              ---------
Commitments and Contingencies (Notes 4 and 14)                                        -                      -

Shareholders' Equity (Deficit) (Notes 1, 2, 4, 7, 10, 12 and 13) Preferred stock, no par value; authorized 25,000,000 shares; none issued

  Common stock, no par value; authorized 50,000,000 shares; issued 16,045,447
     shares in 1995 and 8,326,056 shares in 1994.                                63,397                 20,117
  Accumulated deficit since January 1, 1986                                    (43,532)               (12,398)
                                                                              ---------             ----------
                                                                                 19,865                  7,719
  Less common stock in treasury, at cost: 218,476 shares in 1995
     and 1994                                                                      (475)                  (475)
                                                                              ---------              ---------
     TOTAL SHAREHOLDERS' EQUITY                                                  19,390                  7,244
                                                                              ---------              ---------
                                                                                $66,625                $22,845
                                                                              =========              =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three Years Ended December 31, 1995
                  (thousands of dollars, except per share data)


                                                                  1995                 1994                1993
                                                                  ----                 ----                ----

Sales (Notes 1 and 4)                                            $77,085              $30,539             $26,024
                                                              ----------           ----------          ----------

Cost of sales                                                     76,422               27,759              24,344
Selling, general and administrative expenses                       9,779                4,591               7,000
Provision For Restructuring (Note 3)                                   -                2,400                   -
Purchased research and development (Note 4)                       19,546                    -                   -
Interest Income                                                     (208)                 (89)                  -
Interest Expense                                                   1,357                  662                 482
Other (Income) Expense                                             1,083                    -                (454)
                                                              ----------           ----------          ----------

                                                                 107,979               35,323              31,372
Loss from continuing operations before benefit for
  taxes                                                          (30,894)              (4,784)             (5,348)
Income tax benefit (Note 9)                                            -                    -                (684)
                                                              ----------           ----------          ----------

Loss from continuing operations                                 $(30,894)              (4,784)             (4,664)
                                                              ----------           ----------          ----------

Discontinued Operations (Note 4)
Income from discontinued operations net of
  applicable taxes                                                     -                   -                  341
Income from disposition of discontinued
  operations net of applicable taxes                                   -                   -                  986
                                                              ----------          ----------           ----------

Net loss                                                        $(30,894)            ($4,784)             ($3,337)
                                                              ==========          ==========            =========

Income (Loss) per common share:
  Loss from continuing operations                                 ($2.50)             ($0.95)              ($1.76)
  Income from discontinued operations                                  -                   -                $0.50
                                                              ----------          ----------           ----------

Loss per common share                                             ($2.50)             ($0.95)              ($1.26)
                                                              ==========          ==========            =========
Average common shares outstanding                             12,344,282           5,052,480            2,646,575
                                                              ==========          ==========            =========



        The accompanying notes are an integral part of these consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1995
                  (thousands of dollars, except per share data)


                                                                                                           Accumulated
                                                                                                              Deficit
                                              Common Stock             Additional    Treasury Stock            Since
                                        ------------------------         Paid-In    ----------------         January 1,
                                            Shares      Amount          Capital     Shares    Amount           1986
                                        -------------------------------------------------------------------------------
Balance, December 31, 1992                  2,862,640   $ 2,863         $ 4,661    (216,476)  $(471)          $(4,277)
Net loss                                                                                                       (3,337)
Issuance of Common Stock                       15,000        15
- -----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                  2,877,640     2,878           4,661    (216,476)   (471)           (7,614)
Net loss                                                                                                       (4,784)
Private Placements of common stock          4,798,884    11,676
Debt Conversion                               398,042       338
Exercise of common stock options               67,490       143
Other issuances of common stock               184,000       421
Purchase of treasury stock                                                           (2,000)     (4)
Elimination of $1.00 par value                          $ 4,661        $(4,661)
- -----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  8,326,056    20,117               -    (218,476)   (475)          (12,398)
Net Loss                                                                                                      (30,894)
Issuance of Common Stock
    BarOn Investment                          382,775     1,995
    Tanon Acquisition                       1,538,462    10,473
Warrants, Options and Stock Issued in
  connection with the IAI Investment          140,719     7,400
Value of Options Issued for Tanon                  __     1,383
Shares Sold in Exempt Offerings             2,474,993    11,659
Value of Options and Warrants
  Issued for Services                              --       963
Exercise of Common Stock Options              702,602     2,763
Exercise of Warrants                        1,679,840     3,057
Debt conversion                               800,000     3,587
Net unrealized loss on marketable                                                                                (240)
securities of investee
                                        -------------------------------------------------------------------------------
Balance, December 31, 1995                 16,045,447   $63,397              --    (218,476)  $(475)         $(43,532)
                                        ===============================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Three Years Ended December 31, 1995
                  (thousands of dollars, except per share data)

                                                                      1995                     1994                    1993
                                                                      ----                     ----                    ----
Cash Flows from Operating Activities:
  Net Loss                                                         $(30,894)                  $(4,784)                $(3,337)
      Adjustments to reconcile net loss to net cash
        used by continuing operations:
        Purchased Research and Development                            19,546                        -                       -
        Equity in Loss of Affiliates                                     802                        -                       -
        Value of Options Granted For Services                            963                        -                       -
        Income from discontinued operations                                -                        -                  (1,327)
        Provision for Restructuring                                        -                    2,400
      Depreciation and amortization                                    3,012                      900                     822
      Cash provided (used) by changes (net of effects from
        purchase of Tanon) in:
        Receivables                                                    2,316                   (2,360)                    957
        Inventories                                                   (4,018)                  (1,395)                  1,718
        Accounts payable and accrued expenses                            268                      775                  (1,871)
        Accrued excess leased space costs                               (425)                    (573)                   (856)
        Other operating items -- net                                     114                      335                    (957)
                                                                    --------                  -------                 -------
Operating cash flow from continuing operations                        (8,316)                  (4,702)                 (4,851)
Operating cash flow from discontinued operations                          --                      360                   3,067
                                                                    --------                  -------                 -------
Net cash used by operations                                           (8,316)                  (4,342)                 (1,784)
                                                                    --------                  -------                 -------
Cash Flows from Investing Activities:
      Capital expenditures                                            (5,427)                    (212)                      1
      Investment in affiliates including cash paid
        for purchased research and development                       (12,907)                  (2,745)                      -
      Proceeds from sale of discontinued operations                      394                      200                   2,400
      Cash acquired in purchase of Tanon                                 890                        -                       -
                                                                    --------                  -------                 -------
Net cash provided/(used) by investing activities                     (17,050)                  (2,757)                  2,401
                                                                    --------                  -------                 -------

Cash flows from Financing Activities:
      Net proceeds from capital leases                                 1,440                        -                       -
      Net proceeds from convertible subordinated debt                 15,787                        -                       -
      Net proceeds from issuance of common stock                      17,479                   11,819                       -
      Net borrowings (repayments) under credit facilities             (3,161)                   2,381                  (1,087)
      Issuance (repayments) of debt in connection with
        acquisition                                                       --                        -                    (164)
      Issuance of note receivable in connection with acquisition      (1,000)                       -                      -
      Principal (repayments) borrowings of debt - Net                   (639)                  (1,008)                    207
      Other                                                             (867)                       -                       9
                                                                    --------                  -------                 -------
Net cash provided (used) by financing activities                      29,039                   13,192                  (1,035)
                                                                    --------                  -------                 -------

Net Increase (Decrease) in Cash and Cash Equivalents                   3,673                    6,093                    (418)
Cash and Cash Equivalents at Beginning of Period                       6,157                       64                     482
                                                                    --------                  -------                 -------
Cash and Cash Equivalents at End of Period                             9,830                    6,157                      64
                                                                    ========                  =======                 =======


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                      $  1,315                  $   662                 $   544
                                                                    ========                  =======                 =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     EA Industries, Inc. and subsidiaries ("EAI" or the "Company") is engaged in the business of providing to customers contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. The Company, therefore, provides services to act in part, or in whole, as the manufacturing function of its customers. Most of the Company's sales are to industrial companies which use the Company's contract electronic manufacturing services to manufacture products for a variety of high-technology applications, including those for computers, telecommunications devices, high-quality graphics, and medical testing devices. In 1995 the Company made acquisitions and investments which had a significant effect on the composition of the Company (See Note 4).

     The Company, through its one-third investment in BarOn Technologies, Ltd. ("BarOn") a privately owned Israeli corporation based in Haifa, Israel and its indirect interest in a joint venture ("ITI") with Israel Aircraft Industries, Ltd., an Israeli government corporation ("IAI"), seeks to develop and market new, high technology products. BarOn has developed and is in the process of commercializing an electronic computer input pen that captures handwriting independent of surface or language. The joint venture with IAI which was formed in August 1995, was organized to review, evaluate and exploit the commercial potential of products based on technologies developed by IAI.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company follows the equity method for 20% or more owned affiliates. For consolidated subsidiaries where Company ownership is less than 100%, the outside shareholders' interest is shown as Minority Interest in the consolidated financial statements. All material intercompany balances and transactions have been eliminated in consolidation.

Statement of Cash Flows

     Cash and cash equivalents include cash on hand and highly liquid marketable securities with original maturities of three months or less. Non-cash investing and financing activities during 1995 consisted of, debt conversion into common stock ($3,587,000 - See note 2); the value of stock and options issued and granted in connection with the Tanon Acquisition ($11,856,000 - See note 4); the value of stock issued in connection with the Baron acquisition ($1,995,000 - See note 4); the value of options, warrants and stock issued in connection with the indirect ITI acquisition ($7,400,000 - See note 4); and the value of options and warrants issued for services ($963,000 - See note 7). Non-cash investing and financing activities during 1994 consisted of debt conversion into common stock ($338,000 - see Note 2), common stock issued for rent abatement ($306,000 - see
Note 3), common stock issued for loan fees ($75,000 - see Note 5), and common stock issued for director compensation ($40,000).

Quasi-Reorganization and Par Value Elimination

     As of the close of business December 31, 1985, the Company effected a quasi-reorganization whereby assets were restated to their estimated current values, income postponed to future periods was reflected in shareholders' equity and the accumulated deficit was transferred to additional paid-in capital. Accumulated deficit reflects the Company's cumulative earnings or losses since the quasi-reorganization and net unrealized loss on marketable securities in investee. In May 1994, the shareholders of the Company approved a proposal which eliminated the reference to the $1.00 per share par value of the Company's common stock. Consequently, all amounts formerly classified as additional paid-in capital are now classified as common stock.

Revenue Recognition

     The Company records sales as goods are shipped.

Inventories

     Inventories are stated at the lower of cost or market (net realizable value). Costs of such inventories are determined using average actual costs.

     Inventories at December 31 consisted of:

                                            1995              1994
                                          -------            -----
                                            (thousands of dollars)

             Raw Materials               $ 7,435            $3,352

             Work-in-Process               5,543               826
                                          ------            ------
                        Total            $12,978            $4,178
                                          ======            ======

Goodwill and Other Intangibles

     The excess of cost over the fair value of net assets acquired is being amortized on the straight-line method over various periods not exceeding 20 years. Acquired research and development with no alternative future use is charged to expense on the date acquired. Other acquired intangibles (principally customer relationships and assembled workforce) are amortized on the straight line method over their estimated useful lives (6 to 20 years). The Company continually reviews goodwill and other intangibles to evaluate whether changes have occurred that would suggest these assets may be impaired based on the estimated cash flows of the entity acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life requires revision or that the asset is not recoverable, the carrying amount of the asset is reduced by the estimated shortfall of cash flows on an undiscounted basis.

     During 1995, Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and is not expected to have a material impact on the Company's financial statements.


Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost.

     Depreciation and amortization are computed over the estimated useful lives of the assets or term of the lease using the straight-line method.

     When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Concentration of Credit Risk

     The Company's contract manufacturing business provides services to a variety of customers some of which are development stage or marginally profitable enterprises or which have a highly leveraged capital structure. In connection with providing its services the Company extends credit to customers, invests in inventories to supply product scheduled for delivery, and enters into contractual commitments for the purchase of materials.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The Company evaluates each customer's creditworthiness with regard to the amount of credit it is willing to extend and investment risk it is willing to assume. The Company may require collateral or conditional commitments from the customer such as standby letters of credit or financial guarantees in connection with assuming such credit or investment risk. The amount and nature of the collateral or commitments is based on management's evaluation of the customer's creditworthiness, together with competitive circumstances. To date the Company has had a favorable credit experience with such customers.

     During 1995, 1994 and 1993 the Company's top 5 customers represented 68%, 87% and 75%, respectively, of its consolidated revenues. In 1995, the customers which accounted for more than 10% of the Company's sales were Advanced Fibre Communications, Inc., Ungerman Bass, Inc. and Dialogic Corporation, which accounted for 23%, 14% and 13% of sales, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications were made to the prior years' presentation to conform to the 1995 presentation.

2.   OPERATIONS AND LIQUIDITY

1995
- ----

     As a result of negative cash flows from operations in 1995, the investments in BarOn and EATI, the growth of Company revenues and corresponding increases in inventories in excess of the increase in accounts payable and of decreases in accounts receivable, and investment in new high speed SMT equipment, the Company required substantial amounts of additional working capital. On April 14, 1995, the Company completed the sale of 525,000 shares of common stock at $5.85 per share for net proceeds of approximately $3,000,000. On July 21, 1995, the Company completed the sale of 416,667 shares of common stock at $4.80 per share for net proceeds of approximately $2,000,000. On August 3, 1995, the Company completed the sale of 1,458,833 shares of common stock at $4.80 per share for net proceeds of approximately $7,000,000. On September 19, 1995 and October 2, 1995, the Company completed the sale of 9% convertible debentures in the aggregate principal amount of $3,600,000. The debentures were subsequently converted into a total of 800,000 shares of Company's Common Stock in accordance with their terms.

     On November 22, 1995 and November 28, 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. The debentures are convertible into shares of Company's Common Stock at a conversion price equal to 80% of the average of the closing price of the Company's Common Stock trading on the New York Stock Exchange for the five days immediately preceding the date of conversion, provided that in no event shall the conversion price exceed $6.00 per share of Common Stock. As of this date $1,900,000 of such debentures have been converted into 550,602 shares of Company's stock in accordance with their terms.

     On December 29, 1995 (the "Closing Date"), the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Performance Fund Limited (the "GFL Notes"). The GFL Notes will mature on December 29, 1997 and are convertible into shares of the Company's Common Stock at a conversion price equal to 82% of the average of the closing price of the Company's Common Stock as traded on the New York Stock Exchange for the five days immediately preceding the date of notice to the Company that a purchaser wishes to exercise its right of conversion. The terms of the GFL Notes require that the GFL Notes will automatically convert into shares of Company's Common Stock as of the maturity date if the entire aggregate principal amount of the GFL Notes has not been converted as of such date, and each purchaser may not convert its GFL Note into a number of shares of Company's Common Stock which would result in the beneficial ownership by the purchaser of greater than 4.9% of the issued and outstanding shares of Company's Common Stock. In connection with the transaction, the Company entered into a registration rights agreement pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission covering the shares of Company's Common Stock underlying the GFL Notes within 25 days of the Closing Date and to cause the shares to be registered within 105 days following the Closing Date. The registration statement was filed on January 17, 1996 and became effective on February 7, 1996. As of this date $1,000,000 of such debentures have been converted into 275,596 shares of Company's stock in accordance with their terms.

     Net cash flows from financing activities during 1995 amounted to a source of $29,039,000, which resulted primarily from the issuance of securities referred to above, the exercise of Warrants to purchase shares of common stock, and the exercise of employee stock options.

     Net cash in the amount of $17,050,000 was used for investing activities during 1995. Funds in the amount of $5,427,000 were used in making capital expenditures and $12,907,000 was used in making investments in BarOn and EATI.

     The Company has incurred significant losses and had negative cash flows from operations in each of the last several years. As discussed in Note 3, the Company implemented measures to reduce costs, including the closing of its Southwest operations in Arizona and Mexico, consolidation of its corporate administrative functions with those of its newly acquired subsidiary, Tanon Manufacturing Inc., and reduction of certain other administrative expenses. The Company was successful in raising approximately $11,800,000 of capital during 1994 and approximately $33.2 million in 1995 through private placements and the exercise of warrants and options. Although the Company's financial projections indicate that operating losses and negative cash flows from operations will continue during the beginning of 1996, management believes that available cash, together with funds available under its existing lines of credit, will enable the Company to meet its obligations in the normal course of business during 1996. In addition the Company is in the process of securing a new credit facility (see Note 5).

     The Company's business plan includes making certain additional investments with respect to its contract electronics manufacturing business and BarOn (see
Note 4). Management believes that its available cash and credit facilities will enable the Company to meet its obligations and make the investments as per the Company's business plan. The Class A and B Warrants issued in the February Private Placement, if exercised, could provide the Company with additional capital of approximately $1,955,000; however no assurance can be given that any such warrants will be exercised.

1994
- ----

     On February 4, 1994, the Company announced that it had closed a sale of 1,200,000 units of securities (the "February Units") to a limited number of investors in a private placement (the "February Private Placement"). This private placement resulted in gross proceeds to the Company of $1,020,000 or $0.85 per unit. Net proceeds to the Company totaled approximately $957,000.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Each unit sold in the February Private Placement consisted of one share of EAI Common Stock, one Class A Warrant entitling the holder to purchase one share of EAI common stock at $1.00 per share and one Class B Warrant entitling the holder to purchase one share of EAI common stock at $1.75 per share.

     The Class A and Class B Warrants each have a term of four years. The Class A Warrants may expire earlier as to 82% of the shares covered thereby if the Company satisfies certain financial performance objectives. The shares purchased and shares issuable upon exercise of the warrants were registered under the Securities Act of 1933 in August 1994.

     In connection with the February Private Placement, Milo Technologies, Inc.
(MTI) (a company controlled by the former EAI President and CEO), agreed that upon written notice by the holders of not less than 300,000 units issued in the February Private Placement, the Company's indebtedness, incurred in connection with the acquisition of Milo Technologies, Inc., in the outstanding amount of approximately $338,000 including accrued interest, would be automatically converted into February Units on the basis of $0.85 per Unit. On May 17, 1994 such notice was received and the Milo debt was converted into 398,042 February Units at $0.85 per unit.

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



3.   PROVISION FOR RESTRUCTURING

     In December 1994, in contemplation of the acquisition of Tanon Manufacturing, Inc., the Company committed to a plan to close or sell its Southwest operations in Tucson, Arizona and Nogales, Mexico. The Company also decided substantially to consolidate its corporate administrative functions. In connection with these decisions, the Company recorded a $2,400,000 restructuring charge. This amount includes $618,000 related to unamortized goodwill and other intangibles which were acquired in connection with the 1992 acquisition of the Southwest operations, $395,000 representing the present value of lease commitments in Tucson, Arizona, $279,000

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

representing the book value and disposal cost of abandoned equipment, $300,000 for inventory which is not utilizable due to severed customer contracts, $303,000 of contractual termination benefits for West Long Branch and Southwest employees, $285,000 of executive separation costs, $145,000 to be paid to a third party to assume certain lease obligations of Milotec for the Nogales facility and other closing costs with respect to the sale of Milotec and its operations in Nogales, Sonora, Mexico and $75,000 of other costs.


4.    ACQUISITIONS AND DISPOSITIONS

Tanon Acquisition

     On January 4, 1995, the Company acquired Tanon Manufacturing, Inc. ("Tanon") which provides contract manufacturing services to original equipment manufacturers. Tanon was merged with a newly-formed wholly-owned subsidiary of the Company and the Company issued 1,538,462 shares of common stock of the Company with an appraised value of $10,473,000 for the remaining outstanding shares of common stock of Tanon. In addition, the Company granted to certain optionholders of Tanon in exchange for their options to purchase Tanon capital stock, options to purchase approximately 201,000 shares of the Company's common stock at a weighted average exercise price of $1.05 per share with an appraised value of $1,383,000. In connection with the merger, the Company loaned Mr. Spalliero, the Chief Operating Officer of Tanon, $1,000,000 for a 30-month term with interest fixed at the applicable Federal rate and due together with principal at the end of the 30-month term. Such loan is non-recourse and is secured solely with 192,300 shares of common stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. The carrying amount of such loan has been adjusted to the value of the collateral.

     In addition, upon closing, Mr. Spalliero and certain other executives of Tanon received certain compensation, incentives and benefits. Specifically, the Company granted to Mr. Spalliero at closing, incentive and non-incentive stock options to acquire an aggregate of 350,000 shares of common stock of the Company at an exercise price equal to fair market value with respect to 305,000 shares and 110% of fair market value with respect to 45,000 shares, which options will vest proportionately over three years. Mr. Spalliero also received a cash bonus of $300,000 at closing and earned a cash bonus of $150,000 with respect to 1995.

     Also, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000, which had been personally guaranteed by Mr. Spalliero.


     A summary of the Purchase Price and the resultant intangibles follows:

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



 Cash investment in Tanon                                                            $  2,000,000

 Appraised value of 1,538,462 shares of common stock of the
 Company exchanged for 100% of the outstanding shares of
 Tanon common stock                                                                    10,473,000

 Appraised value of options to acquire 201,000 shares of the Company's common stock exchanged for options to acquire
 shares of Tanon Common stock                                                           1,383,000

 Fees, expenses and other accruals                                                      1,411,000
                                                                                      -----------

                           TOTAL                                                      $15,267,000
                                                                                      ===========

 Allocated as follows:

 Historical Stockholders' Equity of Tanon                                             $ 3,287,000

 Adjustments to acquired assets and liabilities to reflect fair values:

 Equipment                                                                                 66,000

Deferred Income Taxes                                                                    (417,000)
 Intangible Assets:
             Customer relationships and assembled workforce          3,223,000

             Excess purchase price
             over net assets acquired                                9,108,000
                                                                    ----------

             Total Intangible Assets                                                   12,331,000
                                                                                      -----------
                           TOTAL                                                      $15,267,000
                                                                                      ===========


BarOn Acquisition

     On January 16, 1995, the Company acquired (i) 25.01% of the ordinary shares of BarOn Technologies, Ltd. ("BarOn") and (ii) an option to acquire an additional 8.33% of the ordinary shares of BarOn for $2,000,000 in cash and 255,183 shares of common stock of the Company (the "BarOn Investment"). BarOn is a privately-held Israeli corporation based in Haifa, Israel, engaged in the research and development of input devices for computers that can directly digitize handwriting in a variety of languages, from any surface. The consideration for the 25.01% BarOn acquisition totalled $6,700,000 and was comprised of a $4,000,000 capital contribution to BarOn ($2,500,000 cash and the cancellation of BarOn's obligation to repay the Company $500,000 pursuant to a previous business loan arrangement between the Company and BarOn at closing, and 127,592 shares of common stock of the Company with an estimated value of $1,000,000), and $2,700,000 paid to various shareholders of BarOn. On

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

September 30, 1995, the Company exercised its option and, as a result, recorded a current amount payable of $2,000,000 and issued 255,183 shares of common stock which on September 30, 1995 had an estimated value of approximately $995,000. The remaining amount due BarOn and included in accounts payable was $500,000 at December 31, 1995. In addition, the Company has certain rights of first refusal to purchase additional equity in BarOn, but not in an amount that would cause the Company's aggregate interest to exceed 49% of BarOn's issued and outstanding ordinary shares. The Company has accounted for this transaction as a purchase of a minority interest using the equity method of accounting. The Company's equity share of the 1995 BarOn loss totaled approximately $802,000 which has been included in other expenses in the consolidated results of the Company for the year ended December 31, 1995. The excess of the purchase price over the estimated fair value of EAI's original 25.01% equity interest in the net assets of BarOn in the amount of $6,012,000 has been determined to be in-process research and development with no alternative future use and, accordingly, was charged to expense in the first quarter of fiscal 1995. As discussed above, on September 30, 1995 the Company made an additional investment in BarOn of $2,995,000 bringing its equity interest in BarOn to 33.33%. This resulted in an additional charge to purchased research and development expense in the third quarter of 1995 of $1,862,000 based on the excess of purchase price over the estimated fair value of EAI's 33.33% equity interest in the net assets of BarOn.

     The following is BarOn's Comparative Condensed Statement of Operations:
(based on an assumed currency conversion ratio of $1 U.S. per 3 new shekels).

                                                          Year Ended
                                                          December 31,
                                                          ------------
                                                 1995                     1994
                                                 ----                     ----
                                                          (in thousands)
Research and Development Costs                 $ 2,044                    $ 837
General and Administrative Expenses              1,099                      272
Interest Expense (Income), Net                      14                       (8)
                                               -------                  -------
               Net Loss                         $3,157                   $1,101
                                               =======                  =======


     The following unaudited pro forma summary presents the consolidated results of operations as if the Tanon and BarOn acquisitions occurred on January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future. The pro forma summary does not reflect the Company's investment in ITI discussed below or the related $11,672,000 charged to purchased research and development expense for that investment. The pro forma summary also does not reflect the $7,874,000 of purchased research and development charged to expense related to the BarOn Acquisition. The pro forma loss per common share for the year ended December 31, 1994 reflects the issuance of 1,239,130 shares of common stock of the Company to finance the BarOn Investment as if such shares had been issued on January 1, 1994. These shares are based on a portion of the Class C Warrants exercised in December, 1994 at $4.60 per warrant (Note 2) to arrive at proceeds of $5,700,000 necessary to finance the BarOn Investment.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                             1994
                                                             ----
                                                   (thousands of dollars,
                                                   except per share data)

                   Sales                                 $ 81,274
                   Net Loss                                (3,617)
                   Loss Per Common Share                     (.45)

Israel Aircraft Industries, Ltd. Joint Venture

     On August 8, 1995, the Company made an investment of $7,500,000 through a 52.3% owned subsidiary ("EATI") in a newly formed Israeli Corporation ("ITI") which is 50.1% owned by EATI and 49.9% owned by Israel Aircraft Industries, Ltd. ("IAI"). The assets of ITI include the right to review and evaluate certain technological applications developed by IAI which are in various stages of development. Management's initial review has indicated that the technologies are primarily in-process research and development with no alternative future use. Accordingly the portion of the purchase price in excess of the Company's equity interest in the joint venture has been charged to expense as Purchased Research and Development. If a technology is selected for development and exploitation, IAI will grant a perpetual, royalty free license to exploit the technology. The Company's investment in ITI has been accounted for as a purchase. The purchase price, the equity interest in ITI and the purchased research and development have been determined as follows:


        Purchase:

             Cash investment in ITI                                          $ 7,500,000 (1)

             Value of options and warrants to acquire shares of
             common stock of the Company and common stock of the
             Company issued in connection with
             this transaction                                                  7,400,000 (2)

             Fees, expenses and other accruals                                   529,000 (3)
                                                                             -----------

             Total purchase price                                             15,429,000
             Equity in ITI                                                    (3,757,000)
                                                                             -----------

        Purchased research and development                                   $11,672,000
                                                                             ===========

    (1) Represents the portion of cash loaned to EATI by the Company and certain minority shareholders which was invested in ITI.

    (2) Represents the value of the options and warrants to acquire 775,000 and 1,100,000 shares of common stock of the Company, respectively, at exercise prices of approximately $8.125 and $7.25 per share, respectively, and the value of 140,719 shares of common stock of the Company, all granted in connection with the transaction.

    (3) Represents expenses related to the ITI formation and investment including legal fees, accounting fees, due diligence costs and other accruals.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Under the terms of a Preincorporation Agreement, EATI is owned as follows: (a) the Company owns a 52.3% interest, (b) certain Israeli persons own an aggregate 25.2% interest, (c) Mark Hauser, a director of the Company, owns a 15% interest, (d) Irwin L. Gross, Chairman of the Company, owns a 5% interest, and (e) Broad Capital Associatse owns a 2.5% interest.

     The equity interests in EATI were issued for an aggregate consideration of $10,000. In addition, the Company and the Israeli citizens advanced $6,300,000 and $1,575,000, respectively, to EATI in exchange for subordinated notes to be repaid from a percentage of the first profits of EATI.

     To fund its obligations under the Preincorporation Agreement, on August 3, 1995 the Company sold 1,458,333 shares of its Common Stock at a price of $4.80 per share for an aggregate of $7.0 million to five Israeli persons, three of whom are shareholders in EATI. The purchase agreements pursuant to which the shares were sold contained an adjustment provision which required the issuance of additional shares in the event that the average closing price of the shares for a certain period of time was less than the offering price in the offering. Such adjustment provision was triggered, and accordingly, the Company issued an aggregate of 59,281 additional shares to the five Israeli persons for no additional consideration.

     In connection with the consummation of the Joint Venture with IAI, warrants for 500,000 and 600,000 shares of the Company's common stock were granted to IAI and A.M.P. Argonauts Ltd., respectively, at an exercise price of $7.25 per share. In addition, the Company issued 140,719 additional shares of common stock to Control Centers Ltd. and Moshe Wertheim, an individual, in exchange for additional services rendered in connection with ITI. In addition, (i) Mark S. Hauser was granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $8.175, of which 33,333 shares are currently exercisable, (ii) Broad Capital Associates was granted options to purchase 425,000 shares of the Company's common stock at an exercise price of $8.125 per share, which options were subsequently amended to an exercise price of $4.50 per share and which unexercised options automatically reverted to an exercise price of $8.125 on March 1, 1995, and (iii) Dedi Graucher, an individual, was granted options to purchase 250,000 shares of the Company's common stock at an exercise price of $8.125 per share, which options were subsequently amended to an exercise price of $4.50 per share, and which options automatically reverted to an exercise price of $8.125 on March 1, 1996.

     On November 21, 1995 Board Capital Associates exercised its option to purchase 200,000 of such shares at $4.50 per share. For certain consideration, the exercise period for the options to purchase the remaining 225,000 shares and the options granted to Mr. Graucher were extended for an additional period of six months and the exercise price were increased from $4.50 to $5.00 per share.

     At December 31, 1995 ITI had remaining cash in the amount of approximately $7,700.000 which is only available to fund expenses of ITI under the Joint Venture Agreement. This cash is included in restricted cash.

Disposition of Field Service and Product Engineering

     On June 30, 1993, the Company sold its Field Service Division and discontinued the operations of its Product Engineering Division. These decisions were based upon several factors, most prevalent of which was the desire to focus the Company's resources upon the contract manufacturing business. The results of these businesses are included in loss from discontinued operations net of applicable taxes.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


5.  DEBT AND CAPITAL LEASE OBLIGATIONS


    Debt and Capital Lease Obligations at December 31 consisted of the following:

                                                                   1995                 1994
                                                                   ----                 ----
                                                                      (thousands of dollars)
   Congress Financial Corporation loan facility                  $ 3,646               $  6,164
   Comerica Bank of California                                     5,194                      -
   Capital leases                                                  2,595                      -
                                                                 -------               --------
                                                                 $11,435               $  6,164
   Less: Long term debt                                            1,731                  5,474
                                                                 -------               --------
   Current portion                                               $ 9,704               $    690
                                                                 =======               ========



     The above table does not include the convertible notes and debentures because management believes all such obligations will be satisfied through the conversion into shares of common stock. (See Note 2 for description of convertible notes and debentures.)

Financial Revolving and Term Loan Facilities

     The Company maintains an asset based credit facility with Congress Financial Corporation (the "Congress Credit Facility"). The Congress Credit Facility permits borrowings of up to $7,500,000 comprised of a revolving loan (the "Revolving Loan"), a term loan (the "Term Loan") and letters of credit (collectively, the "Loans"). Borrowings under the Revolving Loan may not exceed a specified borrowing base (the "Borrowing Base"). In addition, Revolving Loan advances are limited to $7,500,000 less the amounts outstanding under the Term Loan and letters of credit. The Borrowing Base consists of the sum of (1) 80% of eligible accounts receivable, (2) 18% of certain raw material inventory, and (3) 50% of raw material inventory designated for a particular customer (which amount, $686,000 at December 31, 1995, was deleted from the Borrowing Base in January, 1996). All advances and eligibility criteria under the Congress Credit Facility are discretionary to the lender. At December 31, 1995, $3,646,000 was outstanding under the Congress Credit Facility, which constituted the total availability of the Borrowing Base.

     The term of the Revolving Loan (which originated in 1993) is three years, with one year renewals thereafter. The principal amount of the Term Loan is repaid in monthly installments of approximately $21,500 over a term of five years. Both the Revolving Loan and Term Loan bear interest at an annual rate of 2-1/4% over the CoreStates Bank (an affiliate of Congress) prime rate. In addition, the Company must pay a fee equal to 1/2% of the unused portion of the Revolving Loan plus amounts borrowed under the letters of credit.

     The Congress Credit Facility contains certain working capital and tangible net worth covenants. At December 31, 1995, the Company was in compliance with those covenants.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Substantially all of the assets of the Company are pledged as collateral to secure the credit facility.

     Tanon maintains a separate revolving line of credit, due on demand, with a commercial bank that provides for short-term borrowings up to $5,500,000 based on the sum of (1) 80% of eligible accounts receivable and (2) 18% of certain raw material inventory. In January, 1996, the raw material inventory was deleted from the Borrowing Base; however, such deletion is not anticipated to have any material effect on the Company because its level of accounts receivable permits full borrowing under the line. At December 31, 1995, $5,500,000 was committed under this line ($5,194,000 in loans and $306,000 in a letter of credit). The credit agreement pertaining to this line of credit restricts Tanon from entering into certain transactions and contains covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. At December 31, 1995 Tanon was in compliance with all of these covenants. The annual interest rate on this line was prime plus 1.5% through November 15, 1995, at which time the interest rate was increased by agreement to prime, plus 2.25%. Substantially, all of the assets of Tanon are pledged as collateral to secure the revolving line of credit.

     The Company intends to replace the above two credit facilities with a single facility to support the Company's contract electronic manufacturing operations. In addition to an increased limit (as compared to the sum of the two existing credit facilities) a single credit facility will provide a larger borrowing base as a result of (1) calculating availability based on one facility limit versus separate facilities where receivables and inventory could potentially not be utilized for borrowing purposes due to being at the maximum of an individual facility (2) reducing the impact of large customer account receivable concentrations and the resulting reduction in borrowing base. On March 25, 1996, the Company received a commitment (the "Commitment") to provide a senior secured financing facility of up to $15,000,000 from IBJ Schroder Bank & Trust Company ("Schroder") that would replace the Congress Credit Facility and the Tanon revolving line of credit. Under the terms of the Commitment, Schroder will advance up to $13,000,000 in the form of a revolving loan with a borrowing base comprised of (1) between 80% and 85% of eligible accounts receivable (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000. In addition, Schroder will advance up to $2,000,000 in the form of a term loan for 75% of the cost of purchased new equipment, with a condition precedent to such equipment funding that the contract electronic manufacturing operations of the Company have two consecutive fiscal quarters of profitability and meet a designated financial covenant. The financing facility will have a three year term and bear interest at an annual rate of prime plus 1-1/2%. Advances under the term loan will be repaid by monthly payments based on a 60 month amortization. The Company will pay a fee of 1/2% of the unused portion of the revolving loan. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and will owe an additional $50,000 fee at closing of the facility. There are several requirements precedent to the closing of the facility, all of which the Company anticipates being able to meet timely.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     The Company leases fixed assets under capitalized leases with a weighted average interest rate of 12.1% and the following principal maturity schedule:

                                          (in thousands)
                1996                         $  864
                1997                            742
                1998                            495
                1999                            494
                                             ------

                Total                        $2,595
                Current                      (  864)
                                             ------
                Long Term                    $1,731
                                             ======

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


6.   OPERATING LEASES

     The Company leases its West Long Branch facility under a lease which expires in 2006. The monthly rent thereon, as of March 1, 1996 is approximately $110,000, monthly abatements are approximately $47,000, yielding a net monthly rent of $63,000, plus the payment of taxes, repairs, maintenance replacements and utilities. The lease agreement provides for increases in rental payments on each April 1, through the year 1999 based upon the increase in the Consumer Price Index with a minimum and maximum range of 3% to 6-1/2%. Thereafter, the rent will be adjusted based on market rates for similar facilities. During 1993 and 1994 the Company negotiated amendments to the lease which provide for $2.8 million of rent abatements over 5.5 years.

     During 1993, the Company reevaluated an excess leased space reserve originally established in 1991. As a result, the remaining reserve was determined to exceed the amount required and was reduced by $519,000 in 1993 as a credit to other expense.

     In addition, the Company currently leases its former manufacturing facility in Tucson, Arizona from Mr. Milo who was President and Chief Executive Officer of the Company. The monthly rent on this lease, which expires in 1997, is $15,235. The present value of the monthly rent was provided for in 1994 as part of the restructuring charge (Note 3).

     The Company also entered into a lease for various manufacturing equipment during 1994. The remaining lease term is for 4 years and provides an option to purchase the equipment for its fair value.

     The majority of the other lease commitments have been made under standard office leases which have initial terms ranging from two to five years.

     The aggregate minimum lease commitments under all noncancelable leases for continuing operations as of December 31, 1995, amounted to $10,430,000; $2,279,000 in 1996; $2,076,000 in 1997; $1,976,000 in 1998; $1,145,000 in 1999;
$886,000 in 2000 and $2,068,000 thereafter. Rent expense amounted to $2,234,000 in 1995, $1,395,000 in 1994; and $1,761,000 in 1993. A portion of the lease commitments relating to the West Long Branch and Tucson facilities have been accrued as described above. The lease on the West Long Branch, NJ facility was extended to the year 2006 at the fair market value rent in March 1999. Since the fair market value rent at that time cannot now be determined, no estimate of the future commitment has been included herein.


7.   STOCK OPTIONS AND WARRANTS

     The Board of Directors grants options and warrants to acquire the Company's common stock to certain non-employee individuals and companies as a means of payment (often in lieu of cash) for a variety of services rendered. During 1995 and 1994 options and warrants to acquire 345,000 and 362,000 shares, respectively of the Company's stock were issued for this purpose. No significant options or warrants were issued for this purpose in 1993. The Company estimates the value of these options and warrants using an option pricing model and charges this value to expense over the shorter of the vesting or service period.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     In connection with the Company's efforts to raise equity capital, the Board of Directors grants options and warrants to acquire shares of the Company's common stock to investment bankers and individuals and companies acting in that capacity. During 1995 and 1994 options and warrants to acquire 375,000 and 1,000,000 shares of the Company's common stock were issued for this purpose.
No options or warrants were issued for this purpose in 1993.
Options or warrants issued to raise equity capital are accounted for as part of the equity transactions.

     As described in Note 4, options and warrants were issued in connection with the Tanon Acquisition and in connection with the Company's indirect investment in ITI.

     A description of the Company's stock option plans for employees and non employee directors and the more significant options and warrants granted for the purposes described above follows:

1972 Employee Stock Option Plan

     As of December 31, 1995, 810,281 shares of common stock were reserved for issuance to employees under the Company's 1972 Employee Stock Option Plan (1972 Employee Plan). Incentive stock options are granted to substantially all employees at either the fair market value on the date of grant or 85% of the fair market value of EAI common stock at the date of grant and usually become exercisable over a four-year period commencing one year after being granted. The Board of Directors may grant non-qualified options at its discretion for less than fair market value. The Board of Directors may at its discretion determine the option vesting period.

1994 Stock Option Plan for Non-Employee Directors

     In March 1994, the EAI Board adopted and in May 1994 the shareholders approved the Company's 1994 Stock Option Plan for Non-Employee Directors ("The Directors Plan"). In 1995, options to purchase 160,000 shares were granted at the fair market value of EAI stock. The Plan was approved based upon a variety of factors including the reduction in amount and subsequent suspension of payment of fees payable to non-employee directors of the Company, the significant commitment of time required from members of the Board to address the issues arising out of the financial difficulties experienced by the Company in recent periods and the importance to the Company and its shareholders of attracting and retaining the services of experienced and knowledgeable independent directors.

     The aggregate number of shares of common stock reserved for issuance under the 1994 Stock Option Plan is 2,355,000 shares. Under the terms of the plan, each person who was an Eligible Director on March 10, 1994, (the "Effective Date") and each person who became an Eligible Director thereafter will be granted an option to purchase 50,000 shares of Common Stock. An additional option to purchase 10,000 shares of common stock will be granted to the individual serving as the Chairman of the Board on the Effective Date and to each person who serves as the Chairman of the Board thereafter.

1994 Equity Incentive Plan

     On May 17, 1994, the Board of Directors adopted the Company's Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by the shareholders of the Company at the Special Meeting of Shareholders held on June 28, 1994. On October 12, 1995, the shareholders voted to approve an amendment to the Equity Incentive Plan increasing the aggregate number of shares available for issuance

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

to 6,000,000. The EAI Board of Directors believes that the Equity Incentive Plan will provide a method whereby certain directors, officers, employees and consultants can share in the long-term growth of the Company.

Wall Street Group Options

     On June 28, 1994, the Board of Directors granted the Wall Street Group an option to purchase 100,000 shares of the Company's common stock which vest ratably over 1 year at a price of $4.56 in consideration of services to be provided to the Company. Such options were granted at fair value at the date of grant.

Waterton Group, LLC Options

     On October 20, 1994, in consideration of investment banking services, the Board of Directors granted to the Waterton Group, LLC options to acquire 200,000 shares of the Company's common stock, exercisable 50% on the first anniversary of the date of grant and 50% on the second anniversary at an exercise price of $7.70, which is equal to 110% of the closing price of the Company's common stock on the date of grant. The Board also granted additional options which were issued on October 20, 1995 to acquire 200,000 shares of the Company's common stock, exercisable 50% on the first anniversary and 50% on the second anniversary of the October 20, 1995 issue date, at an exercise price equal to 110% of the closing price of the Company's common stock on October 20, 1995.

Broad Capital Associates Options

     On April 27, 1995, in consideration of investment banking services, the Board of Directors granted to Broad Capital Associates, options to acquire 375,000 shares of common stock, exercisable 33-1/3% on the date of grant, 33-1/3% on the first anniversary, and 33-1/3% on the second anniversary of the April 27, 1995 date of grant at an exercise price of $8.1875 per share which is equal to the fair market value on the date of grant. The exercise price of such options was subsequently reduced to $4.50 per share and then increased to $5.00 per share but automatically reverted to $8.1875 per share as of March 1, 1996.

Class A and Class B Warrants

     In connection with the February 1994 Private Placement [and the Milo Note Conversion], there were 427,452 Class A Warrants and 1,527,453 Class B Warrants outstanding as of December 31, 1995. Each Class A Warrant entitles the holder to purchase one share of the Company's common stock at $1.00 per share and each Class B Warrant entitles the holder to purchase one share of the Company's common stock at $1.75 per share.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Irwin L. Gross Warrants

     The Company entered into an agreement with Irwin L. Gross in March 1994 pursuant to which Mr. Gross will provide consulting services and financial advice, for a term of five years ending March 1999. In consideration for such services Mr. Gross received a warrant to purchase 262,000 shares of the Company's common stock exercisable 50% on the first anniversary and 50% on the second anniversary of the grant at a price of $2.77 per share. These options are exercisable through March 21, 1999.

Neidiger/Tucker/Bruner, Inc. Unit Warrants

     In connection with services rendered to the Company for the June 1994 Private Placement, the Company granted Unit Warrants to the investment banking firm of Neidiger/Tucker/Bruner, Inc. ("NTB Warrants"). The NTB Warrants entitle the holders to purchase 250,000 units at $3.03 per unit. Each unit consists of one share of common stock and a Class C Warrant. On July 10, 1999, 62,650 Unit Warrants will expire and on August 16, 1999, 187,350 Unit Warrants will expire (see above).

Vista Quest Options

     In connection with consulting services performed for the Company on December 13, 1995, The Board of Directors granted VistaQuest warrants to purchase 240,000 shares at an exercise price of $5.88 per share, which exercise price was the fair market value on the date of the grant. The fair value of these warrants was charged to expense in 1995.

Other Warrants

     At December 31, 1995, the Company had certain other warrants outstanding for issuance of shares of common stock under certain circumstances. All such warrants were issued in prior years and are included in the summary of outstanding warrants below.

     During 1995, Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and will have no impact on the Company's financial statements because the Company selected the disclosure only method.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     A summary of activity in the various stock option plans discussed above and a summary of warrants outstanding at December 31, 1995 follow:




                                                                     Stock Option Plans
                                              Price                                                      Available
1972 Stock Option Plan                      Per Share          Outstanding         Exercisable           For Grant
- ----------------------                      ---------          -----------         -----------           ---------
December 31, 1992, Balance                 $1.88-5.69            218,900              66,475              259,318
Options Granted                             1.13-1.69            152,000                   -             (152,000)
Options Returned                            2.25-5.69           (179,300)           (179,300)            (179,300)
Became Exercisable                                 -                   -             128,950                    -
                                          -----------         ----------          ----------             --------
December 31, 1993, Balance                  1.13-3.56            191,600              16,125              286,618
Options Granted                             2.00-6.28            921,601                   -             (921,601)
Options Authorized                                  -                  -                   -            1,000,000
Became Exercisable                                  -                  -             453,519                    -
Options Exercised                           1.13-3.56            (55,490)            (55,490)                   -
Options Returned                            1.13-6.28            (70,875)            (70,875)              70,875
                                          -----------         ----------          ----------             --------

December 31, 1994, Balance                  1.13-6.28            986,836             343,279              435,892
Options Granted                                    --            400,000                   -             (400,000)
Became Exercisable                                  -                  -             525,644                    -
Options Exercised                           1.13-1.37           (346,978)           (346,978)                   -
Options Returned
                                            1.13-6.28           (774,389)                  -              774,389
                                          -----------         ----------          ----------             --------
December 31, 1995, Balance                  1.13-6.25            265,469             521,945              810,281
                                           ==========          =========           =========            =========

Non-Employee Directors                     $3.25-4.37            260,000              78,000              140,000
1994 Stock Option Plan For
December 31, 1994, Balance
Options Granted                                  5.57            160,000                   -             (160,000)
Became Exercisable                          3.25-5.57                  -              84,000                    -
Options Exercised                           3.24-4.37            (45,000)            (45,000)                   -
Options Returned                                 3.24            (27,500)            (27,500)              27,500
Options Authorized                                  -                  -                   -            2,000,000
                                           ---------          ----------          ----------            ---------
December 31, 1995, Balance                 $3.25-5.57            347,500              89,500            2,007,500
                                           ==========          =========           =========            =========

1994 Equitive Incentive Plan            $        4.44          1,800,000                                1,200,000
December 31, 1994, Balance
Became Exercisable                               4.44                  -           1,808,794                    -
Options Exercised                           1.05-4.50           (487,502)           (487,502)                   -
Options Returned                                 4.44           (457,521)           (457,521)             457,521
Options Authorized                                  -                  -                   -            3,000,000
Options Granted                             1.05-8.62          4,408,320                   -           (4,408,320)
                                           ----------        -----------         -----------          -----------
December 31, 1995                          $1.05-8.62          5,263,297             863,771              249,201
                                        =============        ===========         ===========           ==========

Wall Street Group Options               $        4.56            100,000             100,000                    -
- -------------------------               =============          =========         ===========           ==========
Waterton Group, LLC Options             $        7.70            400,000             100,000                    -
- ---------------------------             =============          =========         ===========           ==========
Total all Options                          $0.05-8.62          6,376,266           1,675,216            3,066,982
                                        =============        ===========         ===========           ==========


                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                              Warrants Outstanding


                                                     Exercise Price
                                                      Per Warrant    Outstanding
                                                     --------------  -----------
Warrants

Class A Warrants                                        $ 1.00         427,452
Class B Warrants                                          1.75       1,527,453
Gross Warrants                                            2.77         262,000
Neidiger/Tucker/Bruner, Inc. Unit Warrants                3.03         245,200
Neidiger/Tucker/Bruner, Inc. Class C Warrants             4.60         250,000
Public Utility Warrants                                   6.00         300,000
185 Monmouth Parkway                                      1.50         130,000
Norcross Warrants                                         1.00          50,000
IAI Warrants                                              7.25         500,000
A.M.P. Warrants                                           7.25         600,000
VistaQuest Warrants                                       5.88         240,000
                                                       -------       ---------

Total Warrants outstanding                          $1.00-6.00       4,532,105
                                                    ==========       =========


At December 31, 1995 an aggregate of 13,975,353 shares of Common Stock was reserved for the exercise of options and warrants and the conversion of subordinated.

8.    SAVINGS PLAN

     The Company has a 401(k) Savings Plan whereby eligible employees may voluntarily contribute up to 8% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Employee contributions are matched 50% by the Company up to a maximum of 4% of employee compensation. The Company can also make an additional contribution which is at the discretion of the Board of Directors. No additional contributions were made in 1995, 1994 or 1993. Company contributions amounted to approximately $68,000 in 1995, $48,000 in 1994; and $100,000 in 1993. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts.

9.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 - "Accounting for Income Taxes", which the Company adopted on January 1, 1993. The adoption of the new standard did not have any impact on the Company's financial statements.

     As of December 31, 1995, the Company had a net operating loss carryforward for tax purposes of approximately $33.4 million ($7.3 million expiring in 1999, $2.0 million expiring in 2002, $3.1 million expiring in 2007, $6.2 million expiring in 2008, $5.2 million expiring in 2009 and $9.6 million expiring in
2010) that may be applied to reduce future taxable income. A limitation on the ability to utilize a portion of the Company's net operating loss carryforwards may result if future stock ownership changes exceed certain thresholds as defined in Section 382 of the Internal Revenue Code of 1986. In addition, the Company has investment tax

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

credit and research activity credit carryforwards as of December 31, 1995 of approximately $240,000 and $849,000, respectively. As a result of the quasi-reorganization, the benefits of these carryforwards, as well as the net benefit of book-tax basis differences, existing at January 1, 1986, are credited to Common Stock when they reduce taxable income, rather than being reflected in the statement of operations.

     Because of the uncertainties related to the future realization of the deferred tax asset of $13.0 and $9.1 million at December 31, 1995 and 1994, respectively, the Company has established a valuation allowance of $13.0 and $9.1 million at December 31, 1995 and 1994, respectively.

     There was no net U.S. Federal income tax benefit for 1995, 1994 or 1993 because losses incurred in those years can not be carried back to prior years and the future realization is uncertain.

10.  LOSS PER COMMON SHARE

     Losses per common share were computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options and warrants have not been included in per share computations, because their impact would have been antidilutive in each year. The weighted average number of shares used in the computation of earnings (loss) per share was 12,344,282 in 1995 5,052,480 in 1994, and 2,646,575 in 1993.

11.  POSTRETIREMENT BENEFITS

     In December 1990, Statement of Financial Accounting Standards (SFAS) No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" was issued. SFAS No. 106 requires that the expected cost of these benefits be charged to expense during the years that the employees render service. The Company adopted the new standard prospectively effective January 1, 1993. At January 1, 1993, based on the substantive postretirement benefit plan in effect at that date, the unfunded postretirement benefit obligation (transition obligation) was estimated to be $1,978,000. The Company elected to amortize this obligation over a 20-year period beginning in 1993.

     In order to contain the cost of providing postretirement benefits, on December 28, 1993, the Company notified retirees who worked through the date of their normal retirement that the supplemental health insurance coverage previously provided to employees over the age of 65 was terminated. The termination of these benefits significantly reduced future postretirement benefit costs and the transition obligation. The Company currently continues to provide life insurance coverage to retirees eligible for those benefits. Retirees that accepted an early retirement package, which included the Company's health care program, currently continue to receive health insurance and life insurance coverage. These benefits are subject to deductibles, copayment provisions and other limitations and the Company may amend or change the plan periodically. Based on the Company's current benefit policies on December 31, 1993, the Company reversed substantially all of the deferred transition obligation initially recorded on January 1, 1993. The remaining liability for expected postretirement benefits, included in accrued expenses, totaled $33,000 and $72,000 at December 31, 1995 and 1994, respectively. This liability will be adjusted periodically as new claims experience becomes available. The total cost of postretirement benefits for covered individuals, including retirees over 65, charged to income was $-0- in 1995, $30,000 in 1994, and $276,000 in 1993. The
Company does not fund this plan.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

14.  CONTINGENCIES

     There are two lawsuits pending which involve environmental claims against the Company.

     In October, 1992, Lemco Associates L.P. ("Lemco"), the owner of property previously owned by EAI, initiated an action in the Superior Court of New Jersey against EAI and others alleging, among other things, that the defendants created environmental contamination at the property. The lawsuit seeks damages in unspecified amounts. EAI has denied Lemco's allegations and asserted a counterclaim against Lemco and cross claims against co-defendants and others for indemnification and contribution. The Company has also raised defenses to Lemco's claims, including but not limited to an assertion that Lemco knowingly waived its claims against the Company and an assertion that insufficient evidence exists to establish liability on the part of the Company.

     In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights.

     Discovery in this matter is ongoing. By letter dated March 30, 1995, Lemco provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it has expended approximately $424,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $4,900,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation. Further, by letter dated June 7, 1995, Lemco provided the Company with an appraisal report made by a real estate appraisal company engaged by Lemco in support of Lemco's claim for diminution in the value of the property. Such report states that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and as of April 14, 1995 was $750,000. The appraisal company subsequently increased its 1995 valuation to $960,000. Lemco purchased the property in question in 1979 for approximately $400,000. The Company's experts have estimated that, based upon hydrogeologic data gathered to date by Lemco's experts, the major source of continuing contamination of groundwater was released into the water table about late 1984, or using more conservative extrapolations, about mid-1979. Further hydrogeologic data to be collected will allow a more precise evaluation. Based on the foregoing, management believes that the range of possible loss in this matter ranges from zero to approximately $7.8 million, not including costs and expenses, such as legal and expert fees, which will be incurred in connection with this matter, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above. There is no assurance that the outcome of this matter will come within such range of possible loss.

     The Company and its consultants recently completed the investigation and evaluation of additional information recently received from Lemco and have determined that Lemco's remediation cost estimates are premature and conceptual in nature. In addition, an analysis of the site by experts retained by the Company to determine the appropriateness of Lemco's claims and of the estimated cost of remediation has not been completed.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     The Company is vigorously defending this matter. Counsel estimates that this litigation will reach trial in 1996. No reserve has been established in the accompanying financial statements for the cost of remediation, if any, which may be attributable to the Company. Estimated legal and environmental expert fees have been reserved to the extent not covered by insurance.

      In August 1988, the Company was notified by the United States Environmental Protection Agency (EPA) that EPA considered the Company to be one of the parties potentially responsible for costs incurred to date by the EPA in taking corrective action, for future cleanup costs, and for other possible damages in connection with a superfund site in New Jersey. In March 1989, the Company was similarly so notified by the New Jersey Department of Environmental Protection and Energy ("DEPE"). EAI's alleged connection to the B.R.O.S. Site is through Rollins Environmental Services, Inc. ("Rollins") which is a waste transporter that was allegedly hired by EAI to transport certain waste material alleged to be hazardous from EAI's operations for appropriate disposal. Information in EPA's files suggests that EPA is likely to assert that one shipment of waste, allegedly generated by EAI and presumed to constitute less than one-quarter of 1% of the total liquid waste allegedly released at the site, was delivered to the site in 1973 by Rollins. Litigation has been initiated in the U.S. District Court for the District of New Jersey with respect to the remediation alleged to be required at the B.R.O.S. Site. EAI is not a party to this litigation but is participating in informal discovery and settlement negotiations with respect to the federal court actions without admitting liability. Rollins has agreed to pay administrative expenses which may be assessed against EAI in connection with its participation in the settlement process as well as defend EAI should EAI be sued after participating in the settlement process. Rollins has not agreed to assume any liability that any of its customers may incur as a result of these claims, including liability for any amount that EAI may agree to pay in settlement. Based solely upon the alleged single shipment of waste generated by EAI, management believes that the range of possible loss in this matter ranges from zero to approximately $300,000, not including costs and expenses which will be incurred in connection with this matter which are not paid by Rollins as discussed above, and not taking into account the amount of any loss which may be offset by insurance coverage or which may be recoverable from Rollins based on indemnification claims. Settlement discussions in this matter are ongoing and the Company's participation in such settlement discussions has been limited to date; therefore, it is not possible to predict its outcome at this time. Moreover, there is no assurance that the outcome of this matter will come within the above-referenced range of possible loss. No reserve has been established in the accompanying financial statements for the cost of remediation, if any, which may be attributable to the Company.


Other Long Term Liabilities

     Other long-term liabilities include $1,575,000 of subordinated debentures issued by EATI to its shareholders other than the Company. The Company has no liability on or with respect to any of such debentures. Moreover, the debentures are payable by EATI only if, as, when, and out of any profits earned by EATI. See Note 4.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

15.  QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data for the years ended December 31, 1995 and 1994 are as follows:

                                                                          Calendar Quarter
                                                      First            Second          Third           Fourth
                                                     -------           -------         -------         -------
                                                        (thousands of dollars except for per share amounts)

1995
Net sales                                            $19,056           $18,178          $18,895        $20,956
Gross profit                                             106                67              250            240


Net loss                                             $(8,598)          $(2,484)        $(15,786)       $(4,026)
                                                     =======           =======         ========        =======

Income (Loss) per common share                       $  (.84)          $  (.23)        $  (1.21)       $  (.27)
                                                     =======           =======         ========        =======

1994
Net sales, continuing operations                     $ 5,377           $ 8,313          $ 8,801        $ 8,048
Gross profit, continuing operations                      315             1,013            1,448              4



Net income (loss)                                    $  (661)          $  (211)              $4        $(3,916)
                                                     =======           =======         ========        =======

Income (loss) per common share                       $  (.19)          $  (.05)           $ (.-)       $  (.56)
                                                     =======           =======         ========        =======


                  ELECTRONIC ASSOCIATES, INC. AND SUBSIDIARIES

                         SCHEDULE II - VALUATION ACCOUNT

                   For the Three Years Ended December 31, 1995
                             (thousands of dollars)




                                                            Charged
                                              Balance at    (Credited)                   Balance
                                              Beginning     to Costs and                 at End of
Description                                   Of Period     Expenses      Deductions(1)  Period
- -----------                                   ---------     ------------  ------------   --------

1995:  Allowance for doubtful accounts        $307(2)       $ 91          $ (13)         $385
                                              ====          ====           =====         ====

1994:  Allowance for doubtful accounts        $277          $134          $(204)         $207
                                              ====          ====          ======         ====

1993:  Allowance for doubtful accounts        $253          $ 90          $ (66)         $277
                                              ====           ===          =====          ====


- -------------

(1) Write-off of uncollectible accounts

(2) Adjusted to include Tanon Balance

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The required information with respect to each director and executive officer is contained in the Company's definitive Proxy Statement to be prepared in connection with its Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1995 ("1996 Annual Meeting"), which is hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The required information with respect to executive compensation is contained in the Company's definitive Proxy Statement to be prepared in connection with its 1996 Annual Meeting, which is hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's definitive Proxy Statement to be prepared in connection with its 1996 Annual Meeting, which is hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The required information with respect to certain relationships and related transactions is contained in the Company's definitive Proxy Statement to be prepared in connection with its 1996 Annual Meeting, which is hereby incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Reference is made to the Consolidated Financial Statements and Schedules at Part II, Item 8 of this Annual Report on Form 10-K and the same are hereby incorporated by reference.


EXHIBITS

Exhibit No.                  Description
- ----------                   -----------

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

   2.2            Form of Investment Agreement dated January 16, 1995 by and between
                  Electronic Associates, Inc. and BarOn Technologies, Ltd., was filed as Exhibit
                  10.1 to the Company's Current Report on Form 8-K (Date of Report: January
                  16, 1995), as amended, and is hereby incorporated herein by reference.

   2.3            Form of Stock Purchase Agreement, dated January 10, 1995, between the company and various shareholders of BarOn Technologies, Ltd., was filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K (date of report:
                  January 16, 1995), as amended, and is hereby incorporated herein by reference.

   2.4            Form of Shareholders Agreement, dated January 16, 1995, among the
                  Company, BarOn Technologies Ltd. and the shareholders of BarOn
                  Technologies Ltd. was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (Date of Report: January 16, 1995), as amended, and is hereby incorporated herein by reference.

   2.5            Form of Pre-Incorporation Agreement in connection with the IAI Joint Venture was filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (Date
                  of Report: August 3, 1995) and is hereby incorporated herein by reference.

   2.6            Form of Joint Venture Agreement in connection with IAI Joint Venture was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K (Date of
                  Report: August 3, 1995) and is hereby incorporated herein by reference.

   3.1            Certificate of Incorporation, as amended, was filed as Exhibit 3.1 to the
                  Company's Registration on Form S-1, No. 33-81892, as amended and is hereby incorporated by reference.











   3.11           Amendment to Certificate of Incorporation

   3.2            By-Laws, as amended, were filed as Exhibit 3.2 to the Company's Annual
                  Report on Form 10-KA for the year ended December 31, 1994, and are hereby incorporated by reference.

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

    10.6          Second Amendment of Lease and Option Agreement, dated as of April 1,
                  1989, between the Company and 185 Monmouth Parkway Associates was filed as Exhibit (a) to the Company's Report on Form 10-Q for the three months ended March 31, 1989, and is hereby incorporated by reference (File
                  No. 1-4680).









(*) 10.7          Executive Death Benefit Plan and Amendment, was filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December
                  31, 1987, and is hereby incorporated by reference (File No. 1-4680).

   10.8           Stock Purchase Agreement, dated as of February 8, 1990, between the
                  Company and Nippon Mining Co., Ltd. was filed as Exhibit 10(a) to the
                  Company's Report on Form 8-K, dated February 21, 1990, and is hereby incorporated by reference (File No. 1-4680).

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

   10.251         Form of Amendment No. 1 to Financing Agreements, dated March 29, 1994 by and among Congress Financial Corporation and the Company, consented to by Milotec, S.A. de C.V.

   10.252         Form of Amendment No. 2 to Financing Agreements, dated December 30,
                  1994 by and between Congress Financial Corporation and the Company, consented to by Milotec S.A. de C.V.

   10.253         Form of Amendment No. 3 to Financing Agreements, dated April 26, 1995 by and between Congress Financial Corporation and the Company, consented to by Milotec S.A. de C.V.

   10.254         Form of Amendment No. 4 to Financing Agreements, dated August 11, 1995 by and between Congress Financial Corporation and the Company.

   10.255         Form of Amendment No. 5 to Financing Agreements, dated December 28,
                  1995 by and between Congress Financial Corporation and the Company.

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

 (*)10.30         1994 Equity Incentive Plan, as adopted by the Company's shareholders on
                  June 28, 1994, as amended and restated.

 (*)10.31         1994 Stock Option Plan for Non-Employee Directors, as adopted by the
                  Company's shareholders on May 17, 1994, as amended and restated.

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

10.49             Business Loan Agreement dated as of October 20, 1994 by and between
                  Electronic Associates, Inc., and BarOn R&D Ltd. was filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K/A for the year ended December
                  31, 1994, and is hereby incorporated by reference.

10.50             Business Loan Agreement dated September 8, 1994 by and between
                  Electronic Associates, Inc. and Tanon Manufacturing, Inc. was filed as Exhibit
                  10.50 to the Company's Annual Report on Form 10-K/A for the year ended
                  December 31, 1994, and is hereby incorporated by reference.

(**)10.51         Employment Agreement dated as of January 4, 1995 between
                  Tanon Manufacturing, Inc. and Joseph R. Spalliero was filed as
                  Exhibit 10.51 to the Company's Annual Report on Form 10-K/A
                  for the year ended December 31, 1994, and is hereby
                  incorporated by reference.

(**)10.52         Non-Competition and Confidentiality Agreement dated as
                  of January 4, 1995 by and among Electronic Associates, Inc.,
                  Tanon Manufacturing, Inc. and Joseph R. Spalliero, was filed as Exhibit 10.52 in the Company's Annual Report on Form 10-K/A
                  for the year ended December 31, 1994, and is hereby
                  incorporated by reference.

   10.53          Promissory Note dated January 4, 1995 in the principal amount of $1,000,000 from Joseph R. Spalliero and Patricia Spalliero to Electronic Associates, Inc.
                  filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K/A for
                  the year ended December 31, 1994, and is hereby incorporated by reference.

(**)10.54         Letter Agreement dated February 2, 1995 between Charles A. Milo and
                  Electronic Associates, Inc. filed as Exhibit 10.54 to the Company's Annual
                  Report on Form 10-K/A for the year ended December 31, 1994, and is hereby incorporated by reference.

(**)10.55         Amendment dated March 23, 1995 to Consulting Agreement
                  dated March 21, 1994 between Irwin L. Gross and Electronic
                  Associates, Inc. filed as Exhibit 10.55 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1994, and is hereby incorporated by reference.

   10.56          Manufacturing and Consulting Agreement, dated as of January 16, 1995, between BarOn Technologies Ltd. and Electronic Associates, Inc. filed as
                  Exhibit 10.56 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994, and is hereby incorporated by reference.


   22             Subsidiaries of the registrant







                     a. The Company has three active subsidiaries:

                        1.   BarOn Technologies Ltd.
                             Haifa, Israel

                        2.   Tanon Manufacturing, Inc.
                             Fremont, California

                        3.   Electronic Associates Technologies Israel, Ltd.

    23            Consents of experts and counsel

                     a. Consent of Arthur Andersen, LLP, Independent Public Accountants of EA Industries,
                        Inc.

                     b. Consent of Luboshitz Kasierer & Co., and Yosef Shimony, Independent Public
                        Accountants of BarOn Technologies Ltd.

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


        The Company will provide copies of the above Exhibits to shareholders upon the payment of a fee of $4 per order to cover postage and handling plus seven cents per page. Requests for such copies should be directed to Mrs. Karin Gaskill, EA Industries, Inc., 185 Monmouth Parkway, West Long Branch, New Jersey 07764.

        (b) The Company did not file a Report on Form 8-K during the calendar quarter ended December 31, 1995.

        (c)  See Item 14(a) above.


        (d)  BarOn Technologies Ltd. Consolidated Financial Statements

                             BARON TECHNOLOGIES LTD.

                          (A DEVELOPMENT STAGE COMPANY)


            CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995

                             BARON TECHNOLOGIES LTD.

                          (A DEVELOPMENT STAGE COMPANY)




                                 C O N T E N T S


                                                                     Page Number


AUDITORS' REPORT....................................................    70

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet .................................................     71

    Statement of Operations .......................................     72

    Statement of Changes in Shareholders Equity ...................     73

    Statement  of Cash Flows ......................................     74

    Notes to the Financial Statements..............................     75

                          INDEPENDENT AUDITORS' REPORT

                   Extended form to comply with U.S. standards


To the Shareholders of
BARON TECHNOLOGIES LTD.
(a development stage company)

We have audited the consolidated balance sheets of BarOn Technologies Ltd. (a development stage company) (the "Company") as of December 31, 1994 and 1995, and the consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Israel and the United States, including those proscribed by the Auditors' (Mode of Performance) Regulations (Israel), 1973. These standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company is a development stage corporation and as such, faces a number of risks. In addition, there is uncertainty as to the Company's ability to successfully raise the required additional financing to continue its development as planned.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1995, and the results of its operations, changes in shareholders' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States and also in Israel, except for charging the decrease in market value of investment in shares directly to shareholders' equity (see Note 5).




     Luboshitz, Kasierer & Co.                         Yosef Shimony
- -------------------------------------      ------------------------------------
Certified Public Accountants (Israel)      Certified Public Accountants (Israel)


Tel Aviv, February 29, 1996

                             BARON TECHNOLOGIES LTD.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                           In Shekels of December 1995

                                                                      December 31
                                                                    ----------------
                                                               1995                   1994
                                                               ----                   ----
                                             NOTE               NIS                   NIS
CURRENT ASSETS
  Cash and cash Equivalents                                  4,298,756              995,044

Receivables and prepaid expenses              (4)              131,245               39,625
                                                            ----------            ---------
                                                             4,430,001            1,034,669
INVESTMENT
  Related party's shares                      (5)            6,149,998                   --

FIXED ASSETS                                  (6)              864,706              400,631
                                                            ----------            ---------
                                                            11,444,705            1,435,300
                                                            ==========            =========

CURRENT LIABILITIES
  Creditors and accounts payable              (7)            1,243,005              936,205
                                                            ----------            ---------

ACCRUED SEVERANCE PAY                         (8)              163,685              151,131
                                                            ----------            ---------
SHAREHOLDERS' EQUITY
  Share capital                               (9)              112,535               93,077
  Premium on shares                                         17,170,921            3,649,243
  Receipts on accounts of shares                            10,880,471            1,661,389
  Unrealized loss on investments                            (3,178,017)                  --
  Accumulated deficit                                      (14,947,895)          (5,055,745)
                                                            ----------            ---------
                                                            10,038,015              347,964
                                                            ==========            =========
                                                            11,444,705            1,435,300
                                                            ==========            =========


                           ---------------------------
                                  Dr. E. Baron
                              Chairman of the Board
February 29, 1996.

    The accompanying notes form an integral part of the financial statements.

                             BARON TECHNOLOGIES LTD.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           In Shekels of December 1995



                                                                                              Cumulative
                                                                                               from the
                                                                                             enterprise's
                                                                                            inception until
                                                          Year Ended December 31              December 31
                                                          ----------------------              -----------

                                                         1995                  1994              1995

                                            Note          NIS                  NIS                NIS
                                            ----       ---------          ----------        -----------

Research and development                    (12)       6,400,339           2,525,016         10,288,879

General and administrative expense          (13)       3,445,400             821,341          4,655,364
                                                      ----------          ----------        -----------
                                                      (9,845,739)         (3,345,357)       (14,944,243)

Financing income (expenses), net            (14)         (46,411)             25,370             (3,652)
                                                      ----------          ----------        -----------

Net Loss                                              (9,892,150)         (3,320,987)       (14,947,895)
                                                      ==========          ==========        ===========




    The accompanying notes form an integral part of the financial statements.

                             BARON TECHNOLOGIES LTD.

                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                           In Shekels of December 1995

                                                                       Receipt on      Unrealized
                                            Share       Premium on     Account of        Loss on       Accumulated
                              Number of    Capital      Shares (*)       Shares        Investment        Deficit           Total
                               Shares        NIS           NIS             NIS             NIS             NIS              NIS
                              --------      -----         -----           -----           -----           -----            ----
Balance as of
  January 1, 1994              40,000      49,580             --       1,295,708             --       (1,734,758)         (389,470)
                              =======

Stock split                 4,000,000          --             --             --              --               --                --

Receipts on account of
shares                             --          --             --       1,661,389             --               --         1,661,389

Shares Issued               3,425,800      43,497      3,649,243      (1,295,708)            --               --         2,397,032

Net Loss                           --        --             --              --               --       (3,320,987)       (3,320,987)
                           ----------    --------    -----------     -----------      ---------      -----------       -----------

Balance as of 12/31/94      7,425,800      93,077      3,649,243       1,661,389             --       (5,055,745)          347,964

Shares issued               1,803,130      19,458     13,521,678      (1,661,389)            --               --        11,879,747

Receipts on account of
shares                             --          --             --      10,880,471             --               --        10,880,471

Unrealized loss on
investments                        --          --             --              --     (3,178,017)              --        (3,178,017)

Net Loss                           --          --             --              --             --       (9,892,150)       (9,892,150)
                           ----------    --------    -----------     -----------      ---------      -----------       -----------
Balance as of 12/31/95      9,228,930     112,535     17,170,921      10,880,471     (3,178,017)     (14,947,895)       10,038,015
                           ==========     =======     ==========      ==========    ===========     ============       ===========


(*) Net of issue expenses of approximately NIS 360,000

    The accompanying notes form an integral part of the financial statements.

                            BARON TECHNOLOGIES, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           In Shekels of December 1995

                                                                                                  Cumulative from
                                                                                                  the enterprise's
                                                                      Year Ended                  inception until
                                                                      December 31                   December 31
                                                               ------------------------           --------------
                                                               1995                1994                 1995
                                                               ----                ----                 ----
                                                                NIS                 NIS                  NIS
                                                                ---                 ---                  ---
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  (9,892,150)         (3,320,987)           (14,947,895)
                                                           -----------           ---------             ----------
  Adjustments to reconcile net loss to net
  Cash used in operating activities:
     Depreciation and amortization                             181,705              76,729                303,258
     Exchange rate differences                                      --              (2,777)                    --
    Increase in provision for severance pay                     12,554              89,357                163,685
  Changes in assets and liabilities:
    Increase in receivables and prepaid exp.                   (91,620)            (15,819)              (131,245)
    Increase in creditors and accts. pay.                      306,800             519,996              1,243,005
                                                           -----------           ---------             ----------
                                                               409,439             667,486              1,578,703
                                                            ==========           =========             ==========
  Net cash used in operating activities                     (9,482,711)         (2,653,501)           (13,369,192)
                                                           -----------           ---------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets and other assets                (645,780)           (262,298)            (1,167,964)
                                                           -----------           ---------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of shares                            8,776,251           2,398,194             11,222,863
 Receipts on account of shares                               4,655,952           1,661,389              7,613,049
 Increase (decrease) in short-term bank credit                      --             (59,465)                    --
 Loan received from related parties (repaid)                        --             (89,623)                    --
   Net cash provided by financing activities                13,432,203           3,910,495             18,835,912
                                                            ==========           =========             ==========
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           3,303,712             994,696              4,298,756
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                        995,044                 348                     --
                                                           -----------           ---------             ----------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                    4,298,756             995,044              4,298,756
                                                            ==========           =========             ==========
Non cash transactions
Issuance of shares in consideration for shares
  in a related party's company                               9,328,015                  --              9,328,015
                                                            ==========           =========             ==========
Unrealized loss on investments                               3,178,017                  --              3,178,017
                                                            ==========           =========             ==========


    The accompanying notes form an integral part of the financial statements.

                            BARON TECHNOLOGIES, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - GENERAL

      The Company is a development stage Israeli corporation established in July 1992. Since its inception the Company has been primarily engaged in the development of an electronic pen as an input device for computers. In the course of its development activities, the Company has sustained continuous operating losses and expects such losses to continue for the duration of the development stage.

      The Company faces a number of risks, including inability to secure the necessary funding required to complete its development program, inability to complete the development program successfully and dependence on key employees.

      In accordance with an investment agreement of January 1995, the investors notified the Company that they are exercising their option to acquire additional shares as per the option agreement. The Company expects to receive the balance due of $500,000 to complete the full payment of the option shares during the first quarter of 1996. Furthermore, the Company is presently negotiating with several entities regarding potential investment in the Company.

      Although there is no assurance of success, the Company is confident that the successful completion of these negotiations will give the Company the resources required to continue its development as planned, until revenues from sales will commence.

Note 2 - FINANCIAL STATEMENTS RESTATED FOR INFLATION

      A.   GENERAL

           The financial statements are presented on the basis of historical cost, restated for changes in the general purchasing power of the Israeli currency. Accordingly, the nominal figures in the accounting records (the Company maintains its books of accounts in nominal shekels) are restated to New Israeli Shekels (NIS) of the last month of the reported period (December 1995) based on the changes in the Consumer Price Index (CPI). Condensed statements in nominal shekels are presented in Note 15.

           The restatement is made in accordance with principals laid down in the relevant Opinions issued by the Institute of Certified Public Accountants in Israel. The increase in the CPI for the year 1995 was 8.1% (1994 - 14.5%).

      B.   BALANCE SHEET
           Nonmonetary items - fixed assets, other assets and shareholders' equity items, are restated for changes in the CPI from the date of the transaction to balance sheet date.

           Monetary items are presented in the balance sheet at nominal amounts (Comparative figures are restated to shekels of balance sheet date).

           The restated values of nonmonetary items do not necessarily represent economic or realization values restated for changes in the general purchasing power of the Israeli currency.

      C.   STATEMENT OF OPERATIONS

           Amounts relating to nonmonetary items (mainly, depreciation and amortization) are restated on the same basis as the restated balance sheet item. Other expenses (excluding finance) are restated on the basis of changes in the CPI between transaction date and balance sheet data.

Note 3 - SIGNIFICANT ACCOUNTING POLICIES

      The principal accounting policies, applied in the preparation of the financial statements on a consistent basis, are as follows:

      A. FIXED ASSETS - Fixed assets (including leasehold improvements) are stated at cost. Depreciation is calculated by the straight-line method at rates considered adequate to amortize the cost of assets over their estimated useful lives.

      B. CASH AND CASH EQUIVALENTS - Cash and cash equivalents include deposits in banks which are held for immediate or short-term withdrawal (original deposit period not exceeding three months).

      C. RESEARCH AND DEVELOPMENT COSTS - These costs are charged to operations as incurred.

      D. BALANCE IN FOREIGN CURRENCY - These balances are stated based on the representative rate at balance sheet date (1 U.S.$ = NIS 3.135; 1994
           - NIS 3.018).

      E. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned U.S. subsidiary. All significant intercompany balances and transactions have been eliminated.


Note 4 - RECEIVABLES AND PREPAID EXPENSES

                                                  December 31
                                                  -----------
                                          1995                   1994
                                          ----                   ----
                                           NIS                    NIS

Value Added Tax refundable              53,426                  24,704
Income tax refundable                   46,350                   6,927
Shareholders                             1,765                   1,908
Prepaid expenses                        16,319                   5,455
Other                                   13,385                     631
                                       -------                  ------
                                       131,245                  39,625
                                       =======                  ======

Note 5 - INVESTMENT IN A RELATED PARTY'S SHARES

      A. In accordance with an investment agreement of January 1995, EA Industries, Inc. (EA) a U.S. corporation, purchases shares of the Company, partly for cash and partly for EA's shares. EA's shares are quoted on the New York Stock Exchange (NYSE). EA's shares owned by the Company, have not yet been registered on the NYSE.

           EA's shares are included in the balance sheet at market value. Decrease in market value from agreement date to balance sheet date, in the amount of NIS 3,178,017, was charged directly to shareholders' equity.

      B. In 1995 the Company established a 100% owned U.S. subsidiary - Baron Motion Communication, Inc. (BMC).

Note 6 - FIXED ASSETS

                                                                                 December 31,             December 31,
                                                                                     1995                     1994
                                                                          -------------------------         --------
                                         Rate of          Cost            Accumulated         Net              Net
                                     depreciation                         depreciation
                                            %             NIS                 NIS             NIS              NIS
                                     ------------       --------          ------------     ---------         -------
Computer and peripheral
  equipment                             10-20            746,126            241,209         504,917          331,476
Furniture and office equipment           7-10            103,015             14,656          88,359           56,093
Leasehold improvements (*)              20                23,943             10,457          13,486           13,062
Cars                                    15               287,146             29,202         257,944               --
                                                       ---------            -------         -------          -------
                                                       1,160,230            295,524         864,706          400,631
                                                       =========            =======         =======          =======




(*) The Company operates in a premise leased from a related party. Lease agreement has expired and has not yet been extended.

Note 7 - CREDITORS AND ACCOUNTS PAYABLE

                                                         December 31
                                                  1995                1994
                                                  NIS                  NIS
                                              ---------              -------

Suppliers                                       398,047              174,552
Employees and employee institutions             439,728              289,405
Directors, shareholders and other
  related parties                                98,624              231,315
Other creditors and accounts payable            306,606              240,933
                                              ---------              -------
                                              1,243,005              936,205
                                              =========              =======

Note 8 - ACCRUED SEVERANCE PAY

           The Company's obligation for severance to employees is covered by the unfunded accrual in the balance sheet and by payments to an insurance company. Provision includes amounts in respect of prior years for salaries increased in 1995. Payments to the insurance company are not under the custody or the disposal of the Company, and therefore were not included in the balance sheet.

Note 9 - SHAREHOLDERS' EQUITY

      A. Share capital consists of ordinary shares of NIS 0.01 par value each. Authorized share capital - 11 million shares. Issued and paid-up capital - 9,228,930 shares (1994 - 7,425,800 shares).

      B. Receipts on account of shares at balance sheet date represent U.S. $1,500,000 received in cash from EA and U.S. $2,000,000 received in shares of EA.

      C. The Premium on shares and Receipts on account of shares include the amount of NIS 9,328,015 which represents EA shares as valued on the date of Agreement ($3,000,000).

Note 10 - COMMITMENTS AND CONTINGENT LIABILITIES

      A. The Company has an obligation to pay a shareholder royalties of 2% of sales up to a maximum of U.S. $500,000. This shareholder also has the right to market the Company's products in Japan.

      B. In accordance with a software development contract between the Company and ART Ltd. (an Israeli company), the Company has an obligation to pay royalties to ART Ltd. as follows:

           1. For each and every product shipped ex-factory up to the first 100,000 units, the sum of U.S. $2. From the 100,001 unit and up-U.S., $1.5 per unit.

           2. A minimum payment of U.S. $200,000, of which U.S. $50,000 was already paid and charged to expenses. The balance is due no later than June 30, 1996. This minimum payment will be deducted from any royalty payment that shall become due in the future.

      C. Maximum exposure of a claim against the Company amounts to approximately U.S. $30,000. Managements estimates that ultimate outcome of this claim will not have a material adverse effect on the Company.

Note 11 - INCOME TAXES

      A. The Company has not as yet receive any final tax assessment since its establishment (1992).

      B. The Company's loss and deductions available to be carried forward for tax purposes amount to approximately NIS 13.7 million. The difference between the reported loss and the loss for tax purposes is due mainly to unallowable expenses. Future tax benefits will be included on realization.

Note 12 - RESEARCH AND DEVELOPMENT COSTS

                                                                                  Cumulative
                                                                                   from the
                                                                                 enterprise's
                                                                                   inception
                                                        Year Ended                   until
                                                         December                  December 31
                                                1995               1994              1995
                                                 NIS                NIS               NIS
                                             ---------          ---------         ------------

Salaries and related expenses (*)            2,885,642          1,741,365          5,631,497
Materials and components      (*)              158,086            258,475            450,373
Consultants and subcontractors (*)           2,354,977            248,070          2,838,122
Patents                                        630,235            111,747            741,982
Travel                                         200,187             93,766            343,431
Depreciation and amortization                  138,761             69,710            249,140
Professional literature                          5,972              1,883              7,855
Other                                           26,479                 --             26,479
                                             ---------          ---------         ----------
                                             6,400,339          2,525,016         10,288,879
                                             =========          =========         ==========
(*) Including to related parties               100,391            335,848            564,550
                                             =========          =========         ==========



Note 13 - GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                Cumulative
                                                                                 from the
                                                                                enterprise's
                                                                                 inception
                                                       Year Ended                  until
                                                        December                 December 31
                                                        --------                 -----------
                                               1995                1994             1995
                                                NIS                 NIS              NIS
                                             ---------            -------         ---------

Salaries and related expenses (*)            1,348,634            368,934         1,764,756
Professional fee (*)                         1,208,511            112,261         1,407,467
Rent and building maintenance (*)              173,323             95,609           354,918
Advertising                                     40,372             60,573           108,201
Communications                                 130,340             56,693           237,213
Car maintenance                                 46,004             28,454            74,458
Travel                                         324,274             16,839           415,579
Depreciation                                    13,742              7,018            24,916
Other                                          160,200             74,960           267,856
                                             ---------            -------         ---------
                                             3,445,400            821,341         4,655,364
                                             =========            =======         =========
(*) Including to related parties             1,169,807            312,744         1,597,450
                                             =========            =======         =========


Note 14 - FINANCING INCOME (EXPENSES), NET

                                                                     Cumulative
                                                                      from the
                                                                    enterprise's
                                                                     inception
                                                                       until
                              Year Ended         Year Ended         December 31
                              ----------         ----------         -----------
                                 1995               1994                1995
                                  NIS               NIS                  NIS
                              ---------          ---------           ----------

Including expenses to a
related party                     12               5,542               12,918
                                  ==               =====               ======




Note 15 - CONDENSED STATEMENTS IN NOMINAL SHEKELS

                                             December 31                           December 31
                                             -----------                           -----------
                                     1995                 1994               1995                1994
                                      NIS                 NIS                 NIS                 NIS
                                      ---                 ---                 ---                ----
                                           CONSOLIDATED                             THE COMPANY
                                  ------------------------------          ------------------------------

A.    BALANCE SHEET

Current Assets                     4,429,355             957,109           3,782,759            957,109
Investments                        6,149,998                  --           6,602,503                 --
Fixed assets, net                    779,513             327,159             722,062            327,159
                                  ----------           ---------          ----------          ---------
                                  11,358,866           1,284,268          11,107,324          1,284,268
                                  ==========           =========          ==========          =========
Current liabilities                1,243,005             866,026             991,463            866,026
Accrued severance pay                163,685             139,802             163,685            139,802
Shareholders' equity               9,952,176             278,440           9,952,176            278,440
                                  ----------           ---------          ----------          ---------
                                  11,358,866           1,284,268          11,107,324          1,284,268
                                  ==========           =========          ==========          =========









B.    STATEMENT OF OPERATIONS


Research and development costs     6,073,364           2,223,592          6,134,389           2,223,592
General and administrative
  expenses                         3,394,396             711,835          3,247,496             711,835
                                 -----------           ---------         ----------          ----------
                                  (9,467,760)         (2,935,427)        (9,381,885)         (2,935,427)
Financing income (expenses),
net                                  141,019                 588            101,514                 588
                                 -----------           ---------         ----------          ----------
                                  (9,326,741)         (2,934,839)        (9,280,371)         (2,934,839)
Company's share in net loss of
  its subsidiary                          --                  --             46,370                  --
                                 -----------           ---------         ----------          ----------
Net loss                          (9,326,741)         (2,934,839)        (9,326,741)         (2,934,839)
                                 ===========           =========         ==========          ==========


C.    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                        Receipt on      Unrealized
                                            Share       Premium         Account of       Loss on       Accumulated
                            Number of      Capital     on Shares          Shares       Investment        Deficit            Total
                             Shares          NIS       (*) NIS             NIS             NIS             NIS               NIS
                            --------        -----      -------            -----           -----           -----             ----
Balance as of
  January 1, 1994          40,000         40,000             --          955,010             --        (1,324,666)        (329,656)
                        =========         ======     ==========       ==========      =========         ==========        =========

Stock split             4,000,000             --             --               --             --                --               --

Receipts on account
of shares                      --             --             --        1,504,500             --                --        1,504,500

Shares Issued           3,425,800         34,258      2,959,187         (955,010)            --                --        2,038,435

Net Loss                       --             --             --               --             --        (2,934,839)      (2,934,839)
                        ---------         ------     ----------        ----------     ---------         ----------        ---------
Balance as of
12/31/94                7,425,800         74,258      2,959,187        1,504,500             --        (4,259,505)         278,440

Shares issued           1,803,130         18,031     12,684,968       (1,504,500)            --               --        11,198,499

Receipts on account
of shares                     --              --             --       10,561,017             --                --       10,561,017


Unrealized loss on
investments                   --              --             --               --     (2,759,039)               --       (2,759,039)

Net Loss                      --              --             --               --             --        (9,326,741)      (9,326,741)
                        ---------         ------     ----------        ----------     ---------        ----------        ---------
Balance as of
12/31/95                9,228,930         92,289     15,644,155        10,561,017    (2,759,039)      (13,586,246)       9,952,176
                        =========         ======     ==========        ==========     =========        ==========        =========


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EA INDUSTRIES, INC.
                                       Registrant


                                       By:/s/ Joseph R. Spalliero
                                       -----------------------------------
                                       Joseph R. Spalliero, President

Dated:  March 29, 1996



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                               Title                        Date


/s/ Irwin L. Gross                       Chairman of the Board       March 29, 1996
- --------------------------------
Irwin L. Gross



/s/ Joseph R. Spalliero                 Director and President       March 29, 1996
- --------------------------------        (Principal Executive
Joseph R. Spalliero                     Officer)


/s/ Stanley O. Jester                   Treasurer and Vice           March 29, 1996
- --------------------------------        President, Finance
Stanley O. Jester                       (Principal Financial and
                                        Accounting Officer)



/s/ Bruce P. Murray                     Director                     March 29, 1996
- --------------------------------
Bruce P. Murray


/s/ Jules M. Seshens                    Director                     March 29, 1996
- --------------------------------
Jules M. Seshens

                       [Signatures continued on next page]







                                         Director                    March   , 1996
- --------------------------------
Seth Joseph Antine


/s/ William Spier                        Director                    March 29, 1996
- ---------------------------------
William Spier

                                         Director                    March   , 1996
- ---------------------------------
David J. Reibstein



/s/ Mark S. Hauser                       Director                    March 29, 1996
- --------------------------------
Mark S. Hauser

