Form 10-Q
period 1996-03-30
EA INDUSTRIES INC /NJ/
filed 1996-05-14
CIK 313096

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996      Commission file number 1-4680


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



        ----------------------------------------------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


        ----------------------------------------------------------------

             As of March 30, 1996, there were 17,432,027 outstanding
                    shares of the Registrant's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (UNAUDITED)
                             (thousands of dollars)


                                                                      March 30,          Dec. 31,
                                                                         1996              1995
                                                                      ---------          --------
ASSETS

Current Assets:
   Cash and cash equivalents                                            $6,140             $9,830
   Restricted cash                                                       8,266              8,004
   Receivables, less allowance of $275 in 1996 and $385
     in 1995 for doubtful accounts                                      13,815             12,092
   Inventories                                                          12,525             12,978
   Prepaid expenses and other assets                                     1,334              1,610
                                                                      --------           --------
          TOTAL CURRENT ASSETS                                          42,080             44,514
                                                                      --------           --------

Equipment and leasehold improvements                                    17,676             15,023
  Less accumulated depreciation                                         (7,236)            (6,952)
                                                                      --------           --------
                                                                        10,440              8,071
                                                                      --------           --------
Investment in affiliates                                                   804              1,083
                                                                      --------           --------
Intangible assets                                                       12,331             12,331
  Less accumulated amortization                                         (1,024)              (813)
                                                                      --------           --------
                                                                        11,307             11,518
                                                                      --------           --------
Other assets                                                               361                454
Note receivable                                                            793                985
                                                                      --------           --------
                                                                      $ 65,785           $ 66,625
                                                                      ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of Debt and Capital Lease Obligations               $ 10,216           $  9,704
  Accounts payable                                                      11,809             13,522
  Accrued expenses                                                       3,298              2,712
                                                                      --------           --------
      TOTAL CURRENT LIABILITIES                                         25,323             25,938
                                                                      --------           --------
Long-Term Liabilities:
  Long-term Debt and Capital Lease Obligations                           3,221              1,731
    Convertible Notes and Debentures                                     9,300             12,200
  Other long-term liabilities                                            3,590              3,672
                                                                      --------           --------
      TOTAL LONG-TERM LIABILITIES                                       16,111             17,603
                                                                      --------           --------
      TOTAL LIABILITIES                                                 41,434             43,541
                                                                      --------           --------
  Minority interest                                                      3,730              3,694
                                                                      --------           --------
Shareholders' Equity:
Common Stock                                                            66,302             63,397
Accumulated deficit since January 1, 1986                              (45,206)           (43,532)
                                                                      --------           --------
                                                                        21,096             19,865
  Less common stock in treasury, at cost                                  (475)              (475)
                                                                      --------           --------
      TOTAL SHAREHOLDERS' EQUITY                                        20,621             19,390
                                                                      --------           --------
                                                                      $ 65,785           $ 66,625
                                                                      ========           ========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                       (2)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)

                                             Quarter Ended

                                  March 30,                 April 1,
                                    1996                      1995
                                 ----------               ----------

Sales                               $24,025                  $19,056
                                 ----------               ----------

Cost of sales                        22,634                   18,950
Selling, general and
administrative expenses               2,227                    2,158
Purchased research and
development                              --                    6,012
                                 ----------               ----------

               Total                 24,861                   27,120
                                 ----------               ----------

Loss from operations                   (836)                  (8,064)
                                 ----------               ----------
Interest expense                        435                      328
Interest income                        (158)                     (35)
Other expense                           561                      241
                                 ----------               ----------
Net loss                            $(1,674)                 $(8,598)
                                 ==========               ==========
Loss per common share               $ (0.10)                 $ (0.84)
                                 ==========               ==========
Weighted average
common shares and
common share
equivalents outstanding          16,616,944               10,241,278
                                 ==========               ==========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                       (3)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                    For The Three Months Ended March 30, 1996
                                   (UNAUDITED)
                             (thousands of dollars)


                                                                                                        Accumulated
                                                                                                          Deficit
                                                                                                           Since
                                               Common Stock                    Treasury Stock             Jan. 1,
                                        Shares            Amount          Shares          Amount           1986
                                      ----------          -------        --------         ------         ---------

Balance, December 31, 1995            16,045,447          $63,397        (218,476)        $(475)         $(43,532)

Net loss                                                                                                   (1,674)
Exercise of stock
options                                    1,250                5
Exercise of Class A
and B Warrants                           796,084            1,096

Notes receivable from
stock sales                                   --           (1,096)

Debt conversion                          807,722            2,900
                                      ----------          -------        --------         -----          --------

Balance, March 30, 1996               17,650,503          $66,302        (218,476)        $(475)         $(45,206)
                                      =========           =======        ========         =====          ========



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


                                       (4)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)


                                                                        Quarter Ended
                                                                  -------------------------
                                                                   March 30,       April 1,
                                                                     1996            1995
                                                                  ---------        --------
Cash Flows from Operating Activities:
     Net Loss                                                      $(1,674)        $(8,598)

     Adjustments to reconcile net loss to net cash provided/(used) by operating activities:

       Depreciation and amortization                                   763             697
       Valuation adjustment -- Note Receivable                         192              --
       Purchased research and development                               --           6,012
       Equity in loss of affiliate                                     225             187

Cash provided/(used) by changes in:
     Receivables                                                    (1,723)          2,605
     Inventories                                                       453          (2,099)
     Prepaid expenses & other assets                                   276             814
     Accounts payable and accrued expenses                          (1,127)            845
     Accrued excess leased space costs                                (109)           (107)
     Other operating items -- net                                      (52)           (414)
                                                                   -------         -------
Net cash used by operations                                         (2,776)            (58)
                                                                   -------         -------

Cash flows from Investing Activities:
     Capital expenditures                                           (2,921)           (758)
     Investment in affiliates                                           --          (5,325)
     Cash acquired in purchase of Tanon                                 --             890
     Proceeds from the sale of discontinued operations                  --             200
                                                                   -------         -------
Net cash provided/(used) by investing activities                    (2,921)         (4,993)
                                                                   -------         -------
Cash flows from Financing Activities:
     Net borrowings/(repayments) under credit facilities               (32)         (2,225)
     Net proceeds from capital leases                                2,034              --
     Principal repayments of long-term debt                             --            (109)
     Proceeds from the exercise of stock options or rights               5             527
     Net proceeds from sale of common stock (private
       placement) and exercise of warrants                              --           1,734
     Issuance of note receivable in connection with
         acquisition                                                    --          (1,000)
                                                                   -------         -------
Net cash provided/(used) by financing activities                     2,007          (1,073)

Net Increase (Decrease) in Cash and Cash Equivalents                (3,690)         (6,124)
Cash and Cash Equivalents at Beginning of Period                     9,830           6,157
                                                                   -------         -------
Cash and Cash Equivalents at End of Period                          $6,140          $   33
                                                                   =======         =======
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                         $407         $   328
                                                                   =======         =======
Non cash financing activities:
     Conversion of debt to equity                                   $2,900
                                                                   =======




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                       (5)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)             Description of Business and Basis of Presentation

                EA Industries, Inc., a New Jersey corporation formerly known as "Electronic Associates, Inc." ("EAI" or the "Company"), through its wholly-owned subsidiary, Tanon Manufacturing, Inc. ("Tanon"), is engaged principally in the business of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. Tanon was acquired by the Company on January 4, 1995. References to the Company with respect to any time period after January 3, 1995 shall be deemed to include Tanon unless the context otherwise requires.

                In addition, the Company, through its one-third investment in BarOn Technologies, Ltd. ("BarOn") a privately owned Israeli corporation based in Haifa, Israel and its indirect interest in a joint venture with Israel Aircraft Industries, Ltd., an Israeli government corporation ("IAI"), seeks to develop and market new, high technology products. Baron has developed and is in the process of commercializing an electronic computer input pen that captures handwriting independent of surface or language. The joint venture with IAI which was formed in August 1995, was organized to review, evaluate and exploit the commercial potential of products based on technologies developed by IAI.

                The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1995. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended March 30, 1996 are not necessarily indicative of results of operations expected for the full year.

                The Company operates on a 52 week year, with each fiscal week and quarter ending on Saturday, except for the fourth quarter which ends on December 31.

                Loss per share amounts have been computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options, warrants and convertible notes and debentures have not been included in per share computations, because their impact would have been antidilutive in each period.

(2)             Operations and Liquidity

                The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the quarter ended March 30, 1996. In order to continue

                                       (6)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                   (UNAUDITED)


                operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company was successful in raising approximately $33,200,000 during 1995 from the issuance of common stock, the exercise of stock options and warrants and the sale of convertible notes and debentures. In November 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. As of the date of this report all of these debentures have been converted into 646,756 shares of the Company's common stock in accordance with their terms. In December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $5,095,000 of such notes have been converted into 1,424,190 shares of the Company's stock in accordance with their terms. On May 3, 1996, the Company raised an additional $7,000,000 from the sale of 9% convertible debentures which was used in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin (hereinafter defined). See Note 5 below. Although the Company's financial projections indicate that operating losses and negative cash flows from operations will continue at a declining rate during most of 1996, management believes that available cash, together with funds available under Tanon's line of credit with Schroder (hereinafter defined), will enable the Company to meet its obligations in the normal course of business during 1996. See
                Note 3 below.

                The Company acquired, during 1995, an approximate 33.34% equity interest in BarOn, including an additional equity interest of 8.33% acquired in September, 1995. The cash consideration for the additional equity interest was $2,000,000, of which $1,500,000 was paid in 1995 and the remaining $500,000 was paid on April 1, 1996. According to BarOn's business and operating plan for 1996, BarOn will need additional capital by early in the third quarter of 1996. Consistent with such plan, BarOn is seeking investors to raise additional funds. Although no formal determination has been made, currently, the Company does not plan to increase its interest in BarOn, pursuant to its existing right of first refusal or otherwise.

                Also during 1995, the Company's 52.3% owned subsidiary Electronic Associates Technologies Israel, Ltd. ("EATI"), entered into a joint venture agreement ("JVA" or "Joint Venture Agreement") with IAI to form a joint venture called "ITI" (the "Joint Venture") to review, develop, and exploit non-military, non-classified technological applications developed by IAI. The JVA provides that an Investment Committee (the "Investment Committee") will review and evaluate applications developed by IAI. If an application is selected for development and exploitation, an entity will be formed ("Licensee") in which EATI will own a 50% interest and IAI will own a 50% interest, and IAI will grant such Licensee a perpetual, royalty free license for such application. The Investment Committee will prepare a business plan to exploit each application selected, including a funding plan. The Company will be primarily responsible to raise the funds necessary to exploit the application selected. However, the Company will not be under any obligation to raise any funds for such purpose unless and until the Investment Committee selects an application for exploitation. In the event the Company is unable to raise the funds necessary to exploit any application which the Investment Committee selects, IAI can terminate the JVA. The JVA can also be terminated under certain other circumstances.

                                       (7)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                   (UNAUDITED)



                As of the date of this report, the Investment Committee has selected one application for development and exploitation, the Vista Application ("Vista"). Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. The preliminary business plan for Vista requires funding of $1,000,000. Consistent with the terms of the JVA, the Company is considering raising funds for Vista through a variety of methods including a combination of sales of Vista equity interests and borrowings by Vista. There can be no assurance that the Company will be successful in its efforts to raise such funds, in which case the Company will be confronted with the choice of possibly foregoing its investment in the Joint Venture or funding the $1,000,000 through its own resources.

                At March 30, 1996, the Joint Venture formed with IAI had remaining cash of $7,246,000. Such cash will be used to fund expenses of the Joint Venture and accordingly has been classified as Restricted Cash by the Company.

                On May 6, 1996 the Company purchased 11.64% of the outstanding shares of Aydin. The Company has initiated discussions with Aydin's Board of Directors regarding a possible merger. A merger may require, among other things, additional cash resources in excess of those presently available. See Note 5 below.

                The remaining unexercised Class A and Class B warrants issued in February 1994, if exercised, could provide the Company with additional capital of approximately $2,000,000. To date, Class A and Class B warrants to purchase 2,037,084 shares have been exercised and the Company received $1,302,000 in proceeds. In addition, in February 1996, the Company received unsecured promissory notes in the aggregate principal amount of $1,096,000 as payment for the exercise of Class A and Class B warrants to purchase 796,084 shares of common stock. These promissory notes bear interest at the rate of 7% per annum and are due on or before February 14, 1997. No assurance can be given that the remaining unexercised warrants will be exercised or that such promissory notes will be paid in full.

(3)             Lines of Credit

                On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") to Tanon. Under the terms of this new facility, Schroder will advance up to $13,000,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000 (the "Schroder Loan Facility"). The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from

                                       (8)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                   (UNAUDITED)


                time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%) per annum of the average unused portion of the Schroder Loan Facility. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and an additional $50,000 fee at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. As a result of the new facility Tanon's available borrowing capacity increased by approximately $3,000,000 as compared to the sum of the two prior facilities.

                Concurrent with, and as a condition to, the closing of the Schroder Loan Facility, the Company consolidated all of its contract electronic manufacturing business into its wholly-owned subsidiary, Tanon, by assigning to Tanon all of the assets and liabilities related to the contract electronic manufacturing business conducted directly by the Company. As a result, EAI is now principally a holding company with all operations being conducted by various subsidiaries with EAI providing strategic, financial and other support to such subsidiaries.

                The Company maintained an asset based credit facility which is described in detail in note 5, "Notes Payable and Line of Credit" of Notes To Consolidated Financial Statements at Item 8 of the Company's latest Annual Report on Form 10-K, for the year ended December 31, 1995. At March 30, 1996, the Company had $3,942,000 outstanding under this credit facility and had approximately $734,000 of additional borrowing capacity. There were two financial covenants with which the Company had to comply under this facility, which the Company was in compliance with as of March 30, 1996. On May 3, 1996 Tanon replaced this facility with the Schroder Loan Facility.

                Tanon maintained a separate revolving line of credit with a commercial bank that provides for short-term borrowings up to $5.5 million based on eligible accounts receivable and inventory. At March 30, 1996, $5,500,000 was committed under this line ($5,195,000 in loans and $305,000 in a letter of credit). The credit agreement pertaining to this line of credit restricted Tanon from entering into certain transactions and contained covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. At March 30, 1996 Tanon was in compliance with all of these covenants. On May 3, 1996, Tanon replaced this facility with the Schroder Loan Facility.

(4)             Other Long-Term Liabilities

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

                                       (9)

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Cont'd)

                                   (UNAUDITED)



(5) Acquisition of Aydin Corporation equity interest and issuance of convertible debentures

                On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin Corporation ("Aydin"), a New York Stock Exchange listed company, in a private purchase from the then Chairman and Chief Executive Officer of Aydin. The purchase price for such shares was $18 per share or an aggregate of $10,744,686 and the purchase represented approximately 11.64% of the outstanding shares of common stock of Aydin. On May 6, 1996, the closing price of the common stock of Aydin as reported by the New York Stock Exchange was $15.50. Aydin designs, manufactures and sells wireless, digital LOS radios and various other telecommunications equipment and systems, computer monitors and workstations, mostly for utilities, network access equipment, airborne and ground data acquisition, radar simulation, modernization and air-defense C3 equipment and systems.

                To fund a portion of the purchase price of the Aydin common stock, the Company, on May 3, 1996, completed the sale of 9% convertible debentures in the aggregate principal amount of $7,000,000. The balance of the purchase price was funded with existing cash of the Company. The Company has agreed to pay a placement fee equal to 5% of the proceeds raised in the sale of the debentures, payable on August 1, 1996. These debentures will mature on May 3, 1998 and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) four dollars ($4) per share, or (ii) 82% of the average closing price of the Company's common stock as traded on the New York Stock Exchange for the five (5) days preceding the date of the notice to the Company that the holder wishes to exercise its conversion right. Such conversion is conditioned on, among other things, the Company causing the shares underlying the debentures to be listed on the New York Stock Exchange. The Company has also agreed to file a registration statement with the Securities and Exchange Commission covering the shares of the Company's common stock underlying the debentures within six (6) months after the closing date and to cause the shares to be registered within eight (8) months after the closing date. In the event the registration statement is not declared effective or the New York Stock Exchange has not approved the listing of the underlying shares within eight (8) months from the closing date, then the Company will be obligated to pay certain penalties and the holders of the debentures may then declare the entire unpaid principal and interest due and payable.

                EAI has initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. EAI and Aydin have not had any formal discussions concerning the possible terms or structure of such a transaction and no current proposal has been submitted by EAI to Aydin for such transaction.



                                      (10)

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

                On January 16, 1995, the Company acquired a 25.01% equity interest in BarOn, a privately-owned Israeli corporation based in Haifa, Israel. On September 30, 1995, the Company exercised its option to acquire an additional 8.33% equity interest in BarOn. BarOn is a development stage company which has developed and is in the process of commercializing an electric computer input device that can directly digitize handwriting in a variety of languages, from any surface. The investment in BarOn has been accounted for as a purchase of a minority interest using the equity method of accounting, and accordingly, the Company's equity interest in the results of BarOn are included in the consolidated results of the Company from January 16, 1995 forward.

                On August 8, 1995, the Company, through a 52.3% owned subsidiary, EATI, entered into a Joint Venture Agreement with IAI to review, develop and exploit non-classified technological applications developed by IAI. The Company 's investment in the Joint Venture, ITI, is accounted for using the purchase method of accounting.

Results of Operations

                During the first quarter of 1996, the Company's sales increased, its cost of sales increased in total value but decreased as a percentage of sales, and selling, general and administrative expenses increased in total but decreased as a percentage of sales. The Company had a loss from operations of $836,000 for the first quarter of 1996. This compared with a loss from operations of $8,064,000, for the first quarter of 1995 which included a non-recurring charge of $6,012,000 representing the charge to expense for purchased in-process research and development resulting from the Company's investment in BarOn.

                The increase in sales to $24,025,000 in the first quarter of 1996 resulted primarily from an increase in sales to its existing customer base and sales to several new customers partially offset by the loss of two customers.

                Cost of sales increased to $22,634,000 in the first quarter of 1996 from $18,950,000 in the same quarter of 1995 and decreased, as a percentage of revenue to 94.2% in the first quarter of 1996 compared with 99.4% in the same quarter of 1995. This decrease resulted from the Company's action in the fourth quarter of 1995 to reduce its material cost as a percentage of revenues. In addition, there was a decrease in materials cost resulting from a market driven decline in prices on certain components. In addition, pricing for services to a major customer were renegotiated in January 1996. This renegotiation, combined with the increased sales volume in the first quarter of 1996, has returned the Company's New Jersey facility to a positive gross margin. Gross profit increased from $106,000 in the first quarter of 1995 to $1,391,000 in the first quarter of 1996 reflecting improved margins at both the New Jersey facility and the California facility.

                Selling, general and administrative expenses increased to $2,227,000 in the first quarter of 1996, from $2,158,000 in the same quarter of 1995. This moderate increase has resulted from the

                                      (11)
additional sales, general and administrative staff hired in the fourth quarter of 1995 to support the increased level of sales. Selling, general and administrative expenses declined as a percentage of revenue to 9.3% in 1996 from 11.3% in 1995 primarily because the increase in sales exceeded the rate of the increase in selling, general and administrative expenses.

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

                Interest expense was $435,000 in the first quarter of 1996 as compared to $328,000 in the first quarter of 1995. The increase is attributable to interest on convertible notes in the amount of $10,000,000 issued in December, 1995, interest on capitalized leases related to equipment additions in 1995 and an increase in the interest rate on the Tanon revolving line of credit, partially offset by reductions in amounts borrowed under the Company's asset based credit facility.

                Interest income increased by $123,000 in the first quarter of 1996 as compared to the same period in 1995 as a result of the investment of funds received from the sale of convertible notes in December, 1995 in the amount of $10,000,000.

                The increase in other expense is primarily attributable to a decline in the market value of securities securing a note receivable and an increase in the Company's equity interest in BarOn's results of operations.

                The Company's consolidated backlog at March 30, 1996 was $42,088,000.

Liquidity and Capital Resources

                Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at March 30, 1996, as compared to December 31, 1995. Net cash used by operations of $2,776,000 in the first quarter of 1996 increased by $2,718,000 from cash used in operations of $58,000 in the same period in 1995. Net Cash used by operations was primarily a result of an increase in accounts receivable resulting from increased sales volume and a decrease in accounts payable and accrued expenses resulting from the payment of trade payables incurred in connection with the build up of inventories at the end of 1995 to support higher sales volumes and, to a lesser extent, the net loss for the quarter.

                Liquidity, as measured by cash and cash equivalents, decreased to $6,140,000 at March 30, 1996 from $9,830,000 at December 31, 1995. Liquidity as measured by working capital (excluding Restricted Cash of $8,266,000) decreased to $8,491,000 at March 30, 1996 compared with $10,572,000 at December 31, 1995. The decrease in working capital was a result of capital expenditures less the proceeds from capital leasing activity during the quarter and the net loss for the quarter. The Company's ability to generate internal cash flows result primarily from the sale of material and labor elements of its contract electronic manufacturing services. In the first quarter of 1996, revenue from such services increased by $4,969,000 from $19,056,000 in the same period of 1995, primarily from an increase in sales to its existing customer base as well as increased sales volume to new customers. Accounts receivable increased by $1,723,000 in the first quarter of 1996 reflecting an increase in sales of $3,069,000 to $24,025,000 from $20,956,000 in the fourth quarter of 1995.
Inventory decreased by $453,000 during the quarter.


                                      (12)

                At March 30, 1996, the Company had accounts payable of approximately $11,809,000 of which approximately $329,000 had been outstanding for over 90 days. This compares with $13,522,000 of accounts payable at December 31, 1995, of which $167,000 had been outstanding for over 90 days.

                Cash flows from financing activities during the first quarter of 1996 amounted to $2,007,000 resulting primarily from the net proceeds from capital leases. Approximately $1,800,000 of such financing was applicable to equipment acquired at the end of 1995. During April, 1996 the Company obtained additional financing in the amount of $750,000 on equipment acquired during the first quarter of 1996.

                Net cash in the amount of $2,921,000 was used to purchase capital equipment, consisting primarily of two high speed surface mount lines for the Company's California facility.

                On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by Schroder to Tanon. Under the terms of this new facility, Schroder will advance up to $13,000,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000. The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%) per annum of the average unused portion of the Schroder Loan Facility. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and an additional $50,000 fee at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. As a result of the new facility Tanon's available borrowing capacity increased by approximately $3,000,000 as compared to the sum of the two prior facilities.

                Concurrent with, and as a condition to, the closing of the Schroder Loan Facility, the Company consolidated all of its contract electronic manufacturing business into its wholly-owned subsidiary, Tanon, by assigning to Tanon all of the assets and liabilities related to the contract electronic manufacturing business conducted directly by the Company. As a result, EAI is now principally a holding company with all operations being conducted by various subsidiaries with EAI providing strategic, financial and other support to such subsidiaries.

                The Company maintained an asset based credit facility which is described in detail in note 5, "Notes Payable and Line of Credit" of Notes To Consolidated Financial Statements at Item 8 of the Company's latest Annual Report on Form 10-K, for the year ended December 31, 1995. At March 30, 1996, the Company had $3,942,000 outstanding under this credit facility and had approximately $734,000 of additional borrowing capacity. There were two financial covenants with which the Company had to comply under this facility, which the Company was in compliance with as of March 30, 1996. On May 3, 1996 Tanon replaced this facility with the Schroder Loan Facility.

                Tanon maintained a separate revolving line of credit with a commercial bank that provides for short-term borrowings up to $5.5 million based on eligible accounts receivable and inventory. At March 30, 1996, $5,500,000 was committed under this line ($5,195,000 in loans and $305,000 in a letter of


                                      (13)
credit). The credit agreement pertaining to this line of credit restricted Tanon from entering into certain transactions and contained covenants regarding the maintenance of working capital, minimum net worth and debt-to-equity ratios, together with minimum profitability requirements. At March 30, 1996 Tanon was in compliance with all of these covenants. On May 3, 1996, Tanon replaced this facility with the Schroder Loan Facility.

                The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the quarter ended March 30, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company was successful in raising approximately $33,200,000 during 1995 from the issuance of common stock, the exercise of stock options and warrants and the sale of convertible notes and debentures. In November 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. As of the date of this report all of these debentures have been converted into 646,756 shares of the Company's common stock in accordance with their terms. In December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited, which mature in December 1997. As of this date $5,095,000 of such notes have been converted into 1,424,190 shares of the Company's common stock in accordance with their terms. On May 3, 1996, the Company raised an additional $7,000,000 from the sale of 9% convertible debentures which was used in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin. These debentures will mature on May 3, 1998 and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) four dollars ($4.00) per share, or (ii) 82% of the average closing price of the Company's common stock as traded on the New York Stock Exchange for the five (5) days preceding the date of the notice to the Company that the holder wishes to exercise its conversion right. Such conversion is conditioned on, among other things, the Company causing the shares underlying the debentures to be listed on the New York Stock Exchange. The Company has also agreed to file a registration statement with the Securities and Exchange Commission covering the shares of the Company's common stock underlying the debentures within six (6) months after the closing date and to cause the shares to be registered within eight (8) months after the closing date. In the event the registration statement is not declared effetive or the New York Stock Exchange has not approved the listing of the underlying shares within eight (8) months from the closing date, then the Company will be obligated to pay certain penalties and the holders of the debentures may then declare the entire unpaid principal and interest due and payable. Although the Company's financial projections indicate that operating losses and negative cash flows from operations will continue at a declining rate during most of 1996, management believes that available cash, together with funds available under Tanon's line of credit with Schroder, will enable the Company to meet its obligations in the normal course of business during 1996.

                The Company acquired, during 1995, an approximate 33.34% equity interest in BarOn, including an additional equity interest of 8.33% acquired in September, 1995. The cash consideration for the additional equity interest was $2,000,000, of which $1,500,000 was paid in 1995 and the remaining $500,000 was paid on April 1, 1996. According to BarOn's business and operating plan for 1996, BarOn will need additional capital by early in the third quarter of 1996. Consistent with such plan, BarOn is seeking investors to raise additional funds. Although no formal determination has been made, currently, the Company does not plan to increase its interest in BarOn, pursuant to its existing right of first refusal or otherwise.

                Also during 1995, the Company's 52.3% owned subsidiary, EATI, entered into a joint venture agreement with IAI to review, develop, and exploit non-military, non-classified technological applications developed by IAI. The JVA provides that the Investment Committee will review and evaluate applications developed by IAI. If an application is selected for development and exploitation, a Licensee will be formed in which EATI will own a 50% interest and IAI will own a 50% interest, and IAI will grant such Licensee a perpetual, royalty free license for such application. The Investment Committee will prepare a business plan to exploit each application selected, including a funding plan. The Company will be primarily responsible to raise the funds necessary to exploit the application selected. However, The Company will not be under any obligation to raise any funds for such purpose unless and until the Investment Committee selects an application for exploitation. In the event the Company is unable to raise the funds necessary to exploit any application which the Investment Committee selects, IAI can terminate the JVA. The JVA can also be terminated under certain other circumstances.


                                      (14)

                As of the date of this report, the Investment Committee has selected one application for development and exploitation, Vista. Consistent with the terms of the JVA, the Company is considering raising funds for Vista through a variety of methods including a combination of sales of Vista equity interests and borrowings by Vista. There can be no assurance that the Company will be successful in its efforts to raise such funds, in which case the Company will be confronted with the choice of possibly foregoing its investment in the Joint Venture or funding the $1,000,000 through its own resources.

                On May 6, 1996 the Company purchased 11.64% of the outstanding shares of Aydin. The Company has initiated discussions with Aydin's Board of Directors regarding a possible merger or other combination. The Company and Aydin have not had any formal discussions concerning the possible terms or structure of such a transaction and no current proposal has been submitted by the Company to Aydin for such transaction. A merger may require, among other things, additional cash resources in excess of those presently available.

                The remaining unexercised Class A and Class B warrants issued in February 1994, if exercised, could provide the Company with additional capital of approximately $2,000,000. To date, Class A and Class B warrants to purchase 2,037,084 shares have been exercised and the Company received $1,302,000 in proceeds. In addition, in February 1996, the Company received unsecured promissory notes in the aggregate principal amount of $1,096,000 as payment for the exercise of Class A and Class B warrants to purchase 796,084 shares of common stock. These promissory notes bear interest at the rate of 7% per annum and are due on or before February 14, 1997. No assurance can be given that the remaining unexercised warrants will be exercised or that such promissory notes will be paid in full.

                Reference is made to "Legal Proceedings" in Item 3, Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and in Item 1, Part II of this Report, for information concerning certain pending claims which could have an adverse impact on the Company's income and cash flows.

                                      (15)

PART II - OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS


                As previously disclosed by the Company, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and is seeking damages in unspecified amounts. EAI has denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and cross claims against co-defendants and others for indemnification and contribution. In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights. Discovery in this matter is ongoing. By letter dated March 30, 1995, Lemco provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it has expended approximately $424,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $4,900,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation. Further, by letter dated June 7, 1995, Lemco provided the Company with an appraisal report made by a real estate appraisal company engaged by Lemco in support of Lemco's claim for diminution in the value of the property. Such report states that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and as of April 14, 1995 was $750,000. Lemco's appraisal expert subsequently determined in October 1995 that the value of the property as of April 14, 1995 was $960,000. Lemco purchased the property in question in 1979 for approximately $400,000. The Company's experts have estimated that, based upon hydrogeologic data gathered to date by Lemco's experts, the major source of continuing contamination of groundwater was released into the water table about late 1984 or, using more conservative extrapolations, about mid-1979. Further hydrogeologic data to be collected will allow a more precise evaluation. Based on the foregoing, management believes that the range of possible loss in this matter ranges from zero to approximately $7.8 million, not including costs and expenses, such as legal and expert fees, which will be incurred in connection with this matter, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above. The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are premature and conceptual in nature. In addition, an independent analysis of the site to determine the appropriateness of Lemco's claims and of the estimated cost of remediation has not been completed; therefore, it is not possible to predict its outcome at this time. Moreover, there is no assurance that the outcome of this matter will come within the above-mentioned range of possible loss.

                The Company is vigorously defending this matter. On May 3, 1996, the Superior Court of New Jersey referred this case to mediation in an effort to explore opportunities for settlement. Mediation proceedings are expected to take place in or after September, 1996. In the event the matter cannot be resolved through mediation, the case will be referred back to the Court for trial.

                Reference is made to "Legal Proceedings" in Item 3, Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for information concerning this pending claim and a separate pending claim involving the Bridgeport Rental and Oil Services Superfund Site.


                                      (16)

ITEM 5.         OTHER INFORMATION

                On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by Schroder pursuant to the terms of a Revolving Credit and Security Agreement ("Schroder Loan Agreement") between Schroder and Tanon.

                In connection with, and as a condition to, the consummation of the Schroder Loan Agreement and Schroder Loan Facility, the Company transferred and assigned to Tanon all of its assets related to the Company's electronic contract manufacturing operations, subject to certain liabilities, in consideration for Tanon's repayment of the Company's existing asset based credit facility with Congress Financial Corporation and the balance, if any, as a capital contribution to Tanon. As a result, all of the Company's electronic contract manufacturing operations are now being conducted by and through Tanon, and the Company is now principally a holding company.

                Under the terms of the Schroder Loan Facility, Schroder will advance up to $13,000,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000.

                The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate as determined by Schroder and publicly announced to be in effect from time to time plus one and one-half percent (1 1/2%). Each fiscal quarter Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%) per annum of the average unused portion of the Schroder Loan Facility. Also, the Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and an additional $50,000 fee at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The available borrowing capacity by Tanon has increased by approximately $3,000,000 as a result of the Schroder Loan Facility, as compared to the sum of the two prior loan facilities.

                The Schroder Loan Facility is secured by all of the assets of Tanon, including without limitation, all receivables, inventory and equipment, together with the proceeds and products thereof. As additional security for the obligations of Tanon to Schroder, Schroder required the Company to execute a "Guaranty" and "Guarantor Pledge Agreement", both dated May 3, 1996, in favor of Schroder, pursuant to which the Company guaranteed the payment and performance by Tanon of, and became a surety for, Tanon's obligations under the Schroder Loan Agreement and the Company pledged to Schroder all of the issued and outstanding capital stock of Tanon as security for the Company's obligations to Schroder under the Guaranty.

                The Schroder Loan Agreement includes certain "Negative Covenants" pursuant to which Tanon agrees, among other things, not to: (i) engage in certain transactions, including any merger, consolidation or other reorganization with or into any other person or entity, any acquisition of all or substantially all of the assets or stock of another person or entity, or any sale or transfer of any of its assets except in the ordinary course of business;
(ii) incur any liens on its property; (iii) pay any dividends; (iv) make loans to or investments in third parties with certain exceptions; (v) guaranty or become liable for the indebtedness of any other person; (vi) make any capital expenditures during a fiscal year in excess of certain limitations; (vii) incur certain other indebtedness; (viii) engage in transactions with affiliates except in the ordinary course of business and on terms no less favorable than would be obtainable from an


                                      (17)
unaffiliated person in an arm's-length transaction; or (ix) pay or prepay certain inter-company indebtedness in the amount of $6,256,000 owed to the Company, except as permitted in accordance with a "Subordination Agreement" dated May 3, 1996 among Schroder, the Company and Tanon.

                In addition, the Schroder Loan Agreement requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a certain minimum net worth. The failure to pay any principal or interest on the Schroder Loan Facility when due or the breach of a covenant in the Schroder Loan Agreement (subject to any applicable cure period), or breach of certain other agreements related to the Schroder Loan Facility including the Company's Guaranty, Guaranty Pledge Agreement and the Subordination Agreement, and certain other conditions, constitute an event of default ("Default") under the Schroder Loan Agreement. Upon such a Default, Schroder may accelerate and make due all obligations of Tanon under the Schroder Loan Agreement and terminate the Schroder Loan Facility.







                                      (18)

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits.

           Exhibit No.      Description
           -----------      ------------

           10.1 Revolving Credit and Security Agreement dated May 3, 1996, between IBJ Schroder Bank & Trust Company and Tanon
                            Manufacturing, Inc.

           10.2 Stock Purchase Agreement dated May 3, 1996, between the Company and Ayhan Hakimoglu.

           10.3 Form of Subscription Agreement and Form of 9% Convertible Subordinated Debenture issued in connection with raising $7 million in May, 1996 to fund a portion of the purchase price for approximately 11.64% of the issued and outstanding Aydin Common Stock purchased from Mr. Hakimoglu.

           27               Financial Data Schedule


           (b) The registrant filed the following Form 8-K during the quarter for which this report is filed:


                                      NONE








                                      (19)

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               EA INDUSTRIES, INC.
                                                   (Registrant)


Date:  May 14, 1996                             By: /s/ Stanley O. Jester
                                                    ----------------------------
                                                    Stanley O. Jester,
                                                    Treasurer and
                                                    Vice President - Finance
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Chief Accounting Officer)






                                      (20)