Form 10-Q
period 1996-06-29
EA INDUSTRIES INC /NJ/
filed 1996-08-13
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996      Commission file number 1-4680

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

                                 NOT APPLICABLE

        ________________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X N

        ________________________________________________________________

As of June 29, 1996, there were 19,080,510 outstanding shares of the Registrant's common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (UNAUDITED)
                             (thousands of dollars)

                                                          June 29,    Dec. 31,
                                                            1996        1995
                                                          --------    --------
ASSETS

Current Assets:
   Cash and cash equivalents                              $    729    $  9,830
   Restricted cash                                           8,197       8,004
   Receivables, less allowance of $323 in 1996 and $385
     in 1995 for doubtful accounts                          14,300      12,092
   Inventories                                              10,910      12,978
   Prepaid expenses and other assets                         1,393       1,610
                                                          --------    --------
                           TOTAL CURRENT ASSETS             35,529      44,514
                                                          --------    --------

Equipment and leasehold improvements                        18,546      15,023
         Less accumulated depreciation                      (7,794)     (6,952)
                                                          --------    --------
                                                            10,752       8,071
                                                          --------    --------

Investments including those in affiliates                   12,536       1,083
                                                          --------    --------
Intangible assets                                           12,331      12,331
         Less accumulated amortization                      (1,221)       (813)
                                                          --------    --------
                                                            11,110      11,518
                                                          --------    --------
Other assets                                                   824         454
Note receivable                                                793         985
                                                          --------    --------
                                                          $ 71,544    $ 66,625
                                                          ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Revolving Credit Facility                         $ 10,184    $  9,146
        Current portion of Capital Lease Obligations         1,337         558
        Accounts payable                                    10,501      13,522
        Accrued expenses                                     2,567       2,712
                                                          --------    --------
                  TOTAL CURRENT LIABILITIES                 24,589      25,938
                                                          --------    --------
Long-Term Liabilities:
         Long-term portion of Capital Lease Obligations      3,437       1,731
         Convertible Notes and Debentures                   13,005      12,200
         Other long-term liabilities                         3,317       3,672
                                                          --------    --------
                  TOTAL LONG-TERM LIABILITIES               19,759      17,603
                                                          --------    --------
                  TOTAL LIABILITIES                         44,348      43,541
                                                          --------    --------
         Minority interest                                   3,682       3,694
                                                          --------    --------
Shareholders' Equity:
Common Stock                                                70,839      63,397
Accumulated deficit since January 1, 1986                  (46,833)    (43,532)
Cumulative Translation Adjustment                              (17)
                                                          --------    --------
                                                            23,989      19,865
         Less common stock in treasury, at cost               (475)       (475)
                                                          --------    --------
                  TOTAL SHAREHOLDERS' EQUITY                23,514      19,390
                                                          --------    --------
                                                          $ 71,544    $ 66,625
                                                          ========    ========

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)

                                          Quarter Ended                 Six Months Ended
                                          -------------                 ----------------

                                    June 29,        July 1,         June 29,        July 1,
                                     1996            1995            1996            1995
                                     ----            ----            ----            ----

Sales                            $     22,388    $     18,178    $     46,413    $     37,233
                                 ------------    ------------    ------------    ------------
Cost of sales                          20,799          18,111          43,433          37,061
Selling, general and
administrative expenses                 2,466           2,037           4,693           4,195
Purchased research and
development                                --              --              --           6,012

                                 ------------    ------------    ------------    ------------

Total                                  23,265          20,148          48,126          47,268
                                 ------------    ------------    ------------    ------------

Loss from operations                     (877)         (1,970)         (1,713)        (10,035)
                                 ------------    ------------    ------------    ------------
Interest expense                          558             350             993             678
Interest income                          (155)            (44)           (313)            (77)
Other expense                             347             208             908             449
                                 ------------    ------------    ------------    ------------
Net loss                         $     (1,627)   $     (2,484)   $     (3,301)   $    (11,085)
                                 ============    ============    ============    ============
Loss per common share            $      (0.09)   $      (0.23)   $      (0.19)   $      (1.05)
                                 ============    ============    ============    ============
Weighted average common shares
  outstanding                      18,953,234      10,976,000      17,785,089      10,608,804
                                 ============    ============    ============    ============

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                     For The Six Months Ended June 29, 1996
                                   (UNAUDITED)
                             (thousands of dollars)

                                      Common Stock          Treasury Stock
                                      ------------          --------------      Accumulated
                                Shares        Amount     Shares       Amount       Deficit   Cumulative
                                                                                   Since     Translation
                                                                                   Jan. 1,   Adjustment
                                                                                   1986
                               --------------------------------- -----------------------------------------

Balance, December 31,
1995                            16,045,447    $63,397    (218,476)    $(475)    $(43,532)

Net loss                                                                          (3,301)
Exercise of stock
options                              3,979          8
Exercise of Class A
and B Warrants                     961,798      1,415

Notes receivable from stock
sales                                   --     (1,096)
Debt conversion                  2,270,946      7,074



Other                               16,816         41

                                        --         --
Translation Adjustment                                                                              $(17)
                              ----------------------------------------------------------------------------
Balance, June 29, 1996          19,298,986    $70,839    (218,476)    $(475)    $(46,833)           $(17)
                              ============================================================================

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                Six Months Ended
                                                            -----------------------
                                                               June 29,     July 1,
                                                               1996          1995
                                                              ---------   ---------

Cash Flows from Operating Activities:
  Net Loss                                                    $ (3,301)   $(11,085)

  Adjustments to reconcile net loss to net cash provided/(used) by operating activities:

    Depreciation and amortization                                1,546       1,123
    Valuation adjustment - Note Receivable                         192          --
    Purchased research and development                              --       6,012
    Equity in loss of affiliate                                    577         337

Cash provided/(used) by changes in:
  Restricted Cash                                                 (193)         --
  Receivables                                                   (2,208)      1,385
  Inventories                                                    2,068        (807)
  Prepaid expenses & other assets                                  217         667
  Accounts payable and accrued expenses                         (3,091)      1,270
  Accrued excess leased space costs                               (216)       (213)
  Other operating items - net                                     (382)         29
                                                              --------    --------
Net cash used by operations                                     (4,791)     (1,282)
                                                              --------    --------

Cash flows from Investing Activities:
  Capital expenditures                                          (3,859)     (3,199)
  Purchase of proprietary software                                (371)         --
  Investment in affiliates                                     (12,030)     (5,431)
  Cash acquired in purchase of Tanon                                --         890
  Proceeds from the sale of discontinued operations                 --         200
                                                              --------    --------
Net cash provided/(used) by investing activities               (16,260)     (7,540)
                                                              --------    --------

Cash flows from Financing Activities:
  Net borrowings/(repayments) under credit facilities            1,038      (1,271)
  Net proceeds from capital leases                               2,485          --
  Net proceeds from issuance (repayments) of long-term debt      8,100        (407)
  Proceeds from the exercise of stock options or rights              8         790
  Net proceeds from sale of common stock (private
        placement) and exercise of warrants                        319       4,640
  Issuance of note receivable in connection with
      acquisition                                                   --      (1,000)
                                                              --------    --------
Net cash provided/(used) by financing activities                11,950       2,752

Net Increase (Decrease) in Cash and Cash Equivalents            (9,101)     (6,070)
Cash and Cash Equivalents at Beginning of Period                 9,830       6,157
                                                              --------    --------
Cash and Cash Equivalents at End of Period                    $    729    $     87
                                                              ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                    $    844    $    438
                                                              ========    ========

Non cash financing activities:
  Conversion of debt to equity                                $  7,074
  Common shares issued in payment of interest                       75
                                                              --------
                                    TOTAL                     $  7,149
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

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1995. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended June 29, 1996 are not necessarily indicative of results of operations expected for the full year.

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

(2)  Operations and Liquidity

     The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the six months ended June 29, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $33,200,000 and $8,100,000 during 1995 and the first six months of 1996, respectively, from the issuance of common stock, the exercise of stock options and warrants and the sale of convertible notes and debentures. In November 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. As of the date of this report all of these debentures have been converted into 646,756 shares of the Company's common stock in accordance with their terms. In December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $6,905,000 of such notes have been converted into 2,211,986 shares of the Company's stock in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin Corporation ("Aydin"). See Note 5 below.

     On July 1, 1996, the Company entered into a Loan Agreement (the "BarOn Loan Agreement"), with BarOn. Pursuant to the BarOn Loan Agreement, the Company has agreed to maintain a revolving line of credit of $2 million until July 1, 1998. The amount available under the line will be reduced by any additional equity obtained by, or borrowings of, BarOn. Advances under the line will be made in the Company's sole discretion. Such advances bear interest at an annual rate equal to the sum of the base commercial rate (the "Base Rate") as determined by IBJ Schroder Bank & Trust Company from time to time plus one and one half percent (1 1/2%). Interest is due each calendar quarter and, at the option of BarOn, any payment for such interest may be deferred until the succeeding July 1. Deferred interest bears additional interest at the rate of two and one half percent (2 1/2%) plus the Base Rate. The Company, at its option, may require that interest be paid in cash or by issuance of ordinary shares of BarOn at an agreed value of $4.00 per share (the "Agreed Value"). BarOn, at its option, may make any interest payments due on or before July 1, 1997 in ordinary shares of BarOn at the Agreed Value. As of July 30, 1996, there was $430,000 of outstanding principal on the line of credit. The entire amount outstanding under the line of credit is due on the earliest of (i) an initial public offering by BarOn, (ii) sale of equity or borrowings by BarOn exceeding the amount outstanding by at least $500,000 (unless prohibited by such lender or investor), (iii) availability of sufficient cash flow, or (iv) June 1, 2000.

     In consideration of the Company's agreement to open the line of credit, BarOn has granted the Company antidilution protection for all shares currently owned by the Company. This protection provides that the Company will be issued additional shares if BarOn issues shares of its capital stock, instruments convertible into such stock, or options or warrants to purchase such shares, at any price below the Agreed Value. In addition, BarOn issued the Company a warrant (the "Warrant") to purchase 1 million shares of BarOn's ordinary shares at any time before July 1, 2001 at an exercise price equal to the agreed Value. The Warrant has antidilution provisions substantially similar to those described above and the Company has piggyback and demand registration rights for shares purchased pursuant to the Warrant.

     The Company and BarOn have also revised their agreement, effective on July 1, 1996, regarding the manufacture of the products of BarOn. The revised agreement has a five year term and provides that the Company or its subsidiary will manufacture all of BarOn's products at a price established based on actual component costs plus labor charges, overhead and an agreed upon profit margin. This price is consistent with prices charged to unrelated customers of the Company for comparable manufacturing services. The Company is not yet manufacturing products for BarOn.

     The Company's joint venture with IAI has selected one application for development and exploitation, the Vista Application ("Vista") and a Licensee, Vista Computer Vision, Ltd. ("VCV") has been formed. Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. The funding for the initial operations of VCV was made by the Company's subsidiary, Electronic Associates Technologies Israel, Ltd. ("EATI") in June 1996 as a capital contribution of $250,000 to VCV and a $750,000 Subordinated Capital Note. The note matures five years after its issuance and bears interest at 8% per annum. Payments on the note may be made only out of remaining profits of VCV after distribution of at least 50% of all accumulated profits. Upon liquidation of VCV, the note would be subordinate to all other debts of VCV but would have a preference over payments to equity holders of VCV.

     The Company, on June 28, 1996, loaned $1 million to EATI to enable EATI to make the above capital contribution and loan to VCV. The Loan bears interest at 10% per annum, payable annually. The principal is repayable in five equal annual installments beginning on June 1, 2002 and continuing on June 1 of each year thereafter. The Company may at its option, accelerate the loan and demand repayment 18 months after the date of issuance of the loan. This loan is subordinated to all other debts of EATI but would have a preference over payments to equity holders of EATI.

     At June 29, 1996, the Joint Venture formed with IAI had remaining cash of $7,597,000. Such cash can only be used to fund expenses of the Joint Venture and accordingly has been classified as Restricted Cash by the Company.

     During May 1996, the Company purchased 11.64% of the outstanding shares of Aydin and initiated discussions with the management of Aydin concerning the possibility of a merger or other business combination. Since that time, both companies have been conducting due diligence on the business and prospects of each other and have had a number of discussions about the structure and terms of possible combinations. As of the date of this report, the due diligence and negotiation process is continuing. A merger may require, among other things, additional cash resources in excess of those presently available. See Note 5 below.

     The purchase of the Aydin common stock, the Loan Agreement with BarOn (hereinafter discussed) and the Loan to EATI in the amount of $1,000,000 to enable EATI to fund VISTA (hereinafter discussed) have resulted in the need to raise additional capital. The Company is presently seeking to borrow up to $3,000,000 for up to six months to fund its holding company expenses, make advances to BarOn under the Loan Agreement and pay costs incurred and to be incurred in conducting the Aydin due diligence reviews (hereinafter discussed). Such loan will be secured by the Aydin common stock owned by the Company. The Company's financial projections indicate that operating losses and negative cash flows will continue, although at a declining rate, during most of 1996. Although the Company's credit facility with Schroder (hereinafter defined) is sufficient to fund the Company's contract manufacturing operations conducted through Tanon, the Company will need to raise additional capital during the second half of 1996 or the first half of 1997 through the sale of common stock or the issuance of debt securities to repay the $3,000,000 short term loan, to fund future holding company expenses and anticipated expansion of contract manufacturing operations conducted through Tanon. There can, however, be no assurance that the Company will be successful in obtaining the $3,000,000 short term loan or the subsequent raising of additional capital.

     The remaining unexercised Class A and Class B warrants issued in February 1994, if exercised, could provide the Company with additional capital of approximately $1,700,000. To date, Class A and Class B warrants to purchase 2,202,977 shares have been exercised and the Company received $1,584,121 in proceeds. In addition, in February 1996, the Company received unsecured promissory notes in the aggregate principal amount of $1,096,000 as payment for the exercise of Class A and Class B warrants to purchase 796,084 shares of common stock. These promissory notes bear interest at the rate of 7% per annum and are due on or before February 14, 1997. No assurance can be given that the remaining unexercised warrants will be exercised or that such promissory notes will be paid in full.

(3)  Lines of Credit

     On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") to Tanon. Under the terms of this new facility, Schroder will advance up to $13,000,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of
     (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000 (the "Schroder Loan Facility"). The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%) per annum of the average unused portion of the Schroder Loan Facility. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and an additional $50,000 fee at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At June 29, 1996, Tanon was in compliance with all of these requirements. As a result of the new facility Tanon's available borrowing capacity increased by approximately $3,000,000 as compared to the sum of the two prior facilities.

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

(5) Acquisition of Aydin Corporation equity interest and issuance of convertible debentures

     On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin Corporation ("Aydin"), a New York Stock Exchange listed company, in a private purchase from the then Chairman and Chief Executive Officer of Aydin. The purchase price for such shares was $18 per share or an aggregate of $10,752,186 and the purchase represented approximately 11.64% of the outstanding shares of common stock of Aydin. On May 6, 1996, the closing price of the common stock of Aydin as reported by the New York Stock Exchange was $15.50. Aydin designs, manufactures and sells wireless, digital LOS radios and various other telecommunications equipment and systems, computer monitors and workstations, mostly for utilities, network access equipment, airborne and ground data acquisition, radar simulation, modernization and air-defense C3 equipment and systems.

     To fund a portion of the purchase price of the Aydin common stock, the Company, on May 3, 1996, sold 9% convertible debentures in the aggregate principal amount of $7,000,000. The balance of the purchase price was funded with existing cash of the Company. The Company sold additional 9% convertible debentures in the aggregate principal amount of $1,100,000 during the remainder of May and June, 1996. The Company has agreed to pay a placement fee equal to 5% of the proceeds raised in the sale of the debentures, payable in installments during August and September 1996. These debentures will mature on May 3, 1998 and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) four dollars ($4) per share, provided that in no event shall holder convert less than $100,000 unpaid principal balance of Debentures at one time, or
     (ii) 80% of the average closing price of the Company's common stock as traded on the New York Stock Exchange for the five (5) days preceding the date of the notice to the Company that the holder wishes to exercise its conversion right. Such conversion is conditioned on, among other things, the Company causing the shares underlying the debentures to be listed on the New York Stock Exchange. The holders of such debentures have agreed not to sell any shares received on conversion until October 31, 1996 and the Company has agreed to promptly file a registration statement with the Securities and Exchange Commission covering the shares of the Company's common stock underlying the debentures. In the event the registration statement is not declared effective or the New York Stock Exchange has not approved the listing of the underlying shares by November 30, 1996, the Company will be obligated to pay certain penalties and the holders of the debentures may then declare the entire unpaid principal and interest due and payable.

     The Company has initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. The Company is presently conducting due diligence reviews in concert with Aydin, and any merger or other combination with Aydin would be subject to the outcome of these due diligence reviews, the execution of a definitive acquisition agreement and the approval of such transaction by both Boards of Directors. There can be no assurance that these conditions will be satisfied and that a transaction will be consummated.

     At June 29, 1996, the Market Value of the common stock of Aydin was $13.50. The Company is discussing a possible merger or other combination with Aydin and accordingly, no adjustment to current market value has been made for the difference between the purchase price of $18 per share and the closing price as reported by the New York Stock Exchange at June 29, 1996 of $13.50 per share.

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

     The Company's investment in BarOn has been accounted for as a purchase of a minority interest using the equity method of accounting, and accordingly, the Company's equity interest in the results of BarOn are included in the consolidated results of the Company from January 16, 1995 forward. As of July 30, 1996, the Company has loaned additional funds to BarOn of $430,000. For a more thorough discussion of these transactions, see "Liquidity and Capital Resources" below.

     On August 8, 1995, the Company, through a 52.3% owned subsidiary, EATI, entered into a Joint Venture Agreement with IAI to review, develop and exploit non-classified technological applications developed by IAI. The Company's investment in the Joint Venture, ITI, was accounted for using the purchase method of accounting. On June 28,1996, the Company, through its subsidiary, EATI, provided the initial funding in the amount of $1,000,000 for the establishment of VCV, the first licensee formed under the Joint Venture Agreement. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below.

Results of Operations

     During the first six months of 1996, the Company's sales increased and cost of sales increased in total value but decreased as a percentage of sales. Selling, general and administrative expenses increased in total but also decreased as a percentage of sales. The Company had a loss from operations of $1,713,000 for the first six months of 1996. This compared with a loss from operations of $10,035,000 in the first six months of 1995 which included a non-recurring charge of $6,012,000 representing the charge to expense for purchased in-process research and development resulting from the Company's investment in BarOn. During the second quarter of 1996, the Company's sales increased, and cost of sales increased in total value but decreased as a percentage of sales in comparison to the same period in 1995. Selling, general and administrative expenses increased in total value but also decreased as a percentage of sales compared to the second quarter of 1995.

     The increase in sales to $46,413,000 in the first six months of 1996 from $37,233,000 during the same period in 1995 resulted primarily from an increase in sales to its existing customer base and sales to several new customers partially offset by the loss of two customers. Sales of $22,388,000 in the second quarter of 1996 increased from $18,178,000 during the same period in 1995, however, they were lower by $1,637,000 than the quarter ended March 31, 1996 due to rescheduling of orders to later in the year by the Company's two largest customers.

     Cost of sales increased to $43,433,000 in the first six months of 1996 from $37,061,000 in the same period in 1995 and decreased, as a percentage of revenue to 93.6% in the first six months of 1996 compared with 99.5% in the same period of 1995. Contributing to this decline was the Company's emphasis on inventory management and purchasing controls in the fourth quarter of 1995 to reduce its materials cost as a percentage of revenues. In addition, there was a decrease in materials cost resulting from a market driven decline in prices on certain components, specifically memory chips. This decrease in materials cost, combined with the increased sales volume in the first six months of 1996, has returned the Company's New Jersey facility to a positive gross margin. Gross profit from contract manufacturing operations increased from $172,000 in the first six months of 1995 to $2,980,000 in the first six months of 1996, reflecting improved margins at both the New Jersey and California facilities.

     Selling, general and administrative expenses increased to $4,693,000 in the first six months of 1996, from $4,195,000 in the same period of 1995. The increase was a result of fees paid to consultants, additional sales, general and administrative staff hired during the 4th quarter of 1995 to support the increased level of sales and additional general and administrative expenses incurred in connection with establishing EAI principally as a holding company. All operations are now conducted by various subsidiaries with EAI providing strategic, financial and other support to these subsidiaries. Selling, general and administrative expenses declined as a percentage of revenue to 10.1% in 1996 from 11.3% in the same period in 1995 because the increase in sales exceeded the rate of the increase in selling, general and administrative expenses. Selling, general and administrative expenses increased to $2,466,000 in the second quarter of 1996 from $2,037,000 in the second quarter of 1995 and decreased, as a percentage of revenue to 11.0% in the second quarter of 1996, compared with 11.2% in the same quarter of 1995. The increase in quarterly selling, general and administrative expenses are primarily the result of the factors discussed above.

     Interest expense was $993,000 in the first six months of 1996 as compared to $678,000 in the same period of 1995. The increase is attributable to interest on convertible notes and debentures in the amount of $10,000,000 issued in December 1995, and $8,100,000 issued in May 1996, interest on capitalized leases related to equipment additions in 1995 and 1996, and an increase in the interest rate on the Tanon revolving line of credit, partially offset by reductions in amounts borrowed under the Company's asset based credit facility. Interest expense for the second quarter of 1996 was $558,000 as compared to $350,000 for the same period in 1995. This increase is primarily due to the factors discussed above.

     Interest income increased by $236,000 in the first six months of 1996 and $111,000 for the second quarter of 1996, as compared to the same periods, respectively, in 1995. These increases were a result of the investment of funds received from the sale of convertible notes in December 1995 in the amount of $10,000,000, and interest income arising from the investment of funds by ITI, the Joint Venture formed with IAI.

     The increase in other expense during the six months ended June 29, 1996 as compared to the same period in 1995 is primarily attributable to a decline in the market value of securities securing a note receivable, an increase in the Company's equity interest in BarOn's results of operations, and the replacement of the Company's existing asset based credit facility and Tanon separate revolving line of credit with a new asset based credit facility. For a more thorough discussion of this transaction, see "Liquidity and Capital Resources" below. The increase in other expense during the quarter ended June 29, 1996 as compared to the same period in 1995 is primarily attributable to the increase in the Company's equity interest in BarOn's results of operations and the replacement of the Company's credit facility and Tanon's revolving line of credit.

     At June 29, 1996, the Market Value of the common stock of Aydin was $13.50. The Company is discussing a possible merger or other combination with Aydin and accordingly, no adjustment to current market value has been made for the difference between the purchase price of $18 per share and the closing price as reported by the New York Stock Exchange at June 29, 1996 of $13.50 per share.

     The Company's consolidated backlog at June 29, 1996 was $35,213,000, a decrease of $6,875,000 from the balance at March 30, 1996. The Company receives purchase orders from its customer's in an irregular manner for delivery of product over periods ranging from as short as 30 days or as long as a year. Consequently, its backlog at the end of any period is not necessarily indicative of future shipments to those customers. The backlog at both these dates did not include any orders from the two customers lost this year. Although it is not possible to predict with certainty the effect of losing the two customers indicated above, the Company does not believe their loss will have a material adverse effect on the Company in 1996 in view of its receipt of larger orders from existing customers and orders received from new customers as well as the prospects for receiving orders from existing and new customers.

Liquidity and Capital Resources

     Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at June 29, 1996, as compared to the consolidated financial position of the Company at December 31, 1995. Net cash used by operations of $4,791,000 in the first six months of 1996 increased by $3,509,000 from cash used in operations of $1,282,000 in the same period in 1995. Net cash used by operations was primarily a result of an increase in accounts receivable resulting from increased sales volume and a decrease in accounts payable and accrued expenses resulting from the payment of trade payables incurred in connection with the build up of inventories at the end of 1995 and the net loss for the six months partially offset by a decrease in inventories.

     Liquidity, as measured by cash and cash equivalents, decreased to $729,000 at June 29, 1996 from $9,830,000 at December 31, 1995. Liquidity as measured by working capital (excluding Restricted Cash of $8,197,000) decreased to $2,743,000 at June 29, 1996 compared with $10,572,000 at December 31, 1995. The decrease in working capital was a result of capital expenditures less the proceeds from capital leasing activity during the first six months of 1996, the net loss for the first six months of 1996 and the amounts paid by the Company in connection with the acquisition of 11.64% of the outstanding shares of Aydin Corporation and the loan to EATI to fund VCV. The Company's ability to generate internal cash flows results primarily from the sale of materials and labor elements of its contract electronic manufacturing services. In the first six months of 1996, revenue from such services increased by $9,180,000 from $37,233,000 in the same period of 1995, primarily from an increase in sales to its existing customer base as well as increased sales volume to new customers. Accounts receivable increased by $2,208,000 in the first half of 1996 resulting primarily from an increase in sales for the first six months of 1996. Inventory decreased by $2,068,000 during the first six months of 1996.

     At June 29, 1996, the Company had accounts payable of approximately $10,501,000 of which approximately $222,303 had been outstanding for over 90 days. This compares with $13,522,000 of accounts payable at December 31, 1995, of which $167,000 had been outstanding for over 90 days.

     Cash flows from financing activities during the first six months of 1996 amounted to $11,950,000 resulting from the sale of 9% convertible debentures for $8,100,000, the exercise of 165,714 Class B Warrants and the net proceeds from capital leases. Approximately

$1,800,000 of such capital lease financing was applicable to equipment acquired at the end of 1995. During April 1996 the Company obtained additional financing in the amount of $750,000 on equipment acquired during the first quarter of 1996.

     Net cash in the amount of $16,260,000 was used for investing activities for the six months ended June 29, 1996. Funds in the amount of $3,859,000 were used to purchase capital equipment, consisting primarily of two high speed surface mount lines along with related equipment and a new computer system for the Company's California contract manufacturing facility. In addition, funds in the amount of $12,030,000 were used in making the investment in Aydin common stock and the loan to EATI to fund VCV.

     On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by Schroder to Tanon. Under the terms of this new facility, Schroder will advance up to $13,000,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000. The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%) per annum of the average unused portion of the Schroder Loan Facility. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and an additional $50,000 fee at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At June 29, 1996, Tanon was in compliance with all of these requirements. As a result of the new facility Tanon's available borrowing capacity increased by approximately $3,000,000 as compared to the sum of the two prior facilities.

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

     The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the six months ended June 29, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $33,200,000 and $8,100,000 during 1995 and the first six months of 1996, respectively, from the issuance of common stock, the exercise of stock options and warrants and the sale of convertible notes and debentures. In November 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. As of the date of this report all of these debentures have been converted into 646,756 shares of the Company's common stock in accordance with their terms. In December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL

Advantage Fund Limited and GFL Performance Fund Limited. As of this date $6,905,000 of such notes have been converted into 2,211,986 shares of the Company's stock in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin.

     On July 1, 1996, the Company entered into a Loan Agreement with BarOn. Pursuant to the BarOn Loan Agreement, the Company has agreed to maintain a revolving line of credit of $2 million until July 1, 1998. The amount available under the line will be reduced by any additional equity obtained by, or borrowings of, BarOn. Advances under the line will be made in the Company's sole discretion. Such advances bear interest at an annual rate equal to the sum of the base commercial rate (the "Base Rate") as determined by IBJ Schroder Bank & Trust Company from time to time plus one and one half percent (1 1/2%). Interest is due each calendar quarter and, at the option of BarOn, any payment for such interest may be deferred until the succeeding July 1. Deferred interest bears additional interest at the rate of two and one half percent (2 1/2%) plus the Base Rate. The Company, at its option, may require that interest be paid in cash or by issuance of ordinary shares of BarOn at an agreed value of $4.00 per share (the "Agreed Value"). BarOn, at its option, may make any interest payments due on or before July 1, 1997 in ordinary shares of BarOn at the Agreed Value. As of July 30, 1996, there was $430,000 of outstanding principal on the line of credit. The entire amount outstanding under the line of credit is due on the earliest of (i) an initial public offering by BarOn, (ii) sale of equity or borrowings by BarOn exceeding the amount outstanding by at least $500,000 (unless prohibited by such lender or investor), (iii) availability of sufficient cash flow, or (iv) June 1, 2000.

     The Company's joint venture with IAI has selected one application for development and exploitation, the Vista Application and a Licensee, Vista Computer Vision, Ltd. has been formed. Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. The funding for the initial operations of VCV was made by EATI in June 1996 as a capital contribution of $250,000 to VCV and a $750,000 Subordinated Capital Note. The Note matures five years after its issuance and bears interest at 8% per annum. Payments on the note may be made only out of remaining profits of VCV after distribution of at least 50% of all accumulated profits. Upon liquidation of VCV, the note would be subordinate to all other debts of VCV but would have a preference over payments to equity holders of VCV.

     The Company on June 28, 1996, loaned $1 million to EATI to enable EATI to make the above capital contribution and loan to VCV. The Loan bears interest at 10% per annum, payable annually each year. The principal is repayable in five equal annual installments beginning on June 1, 2002 and continuing on June 1 of each year thereafter. The Company may at its option, accelerate the loan and demand repayment 18 months after the date of issuance of the loan. This loan is subordinated to all other debts of EATI but would have a preference over payment to equity holders of EATI.

     The Company has initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. The Company is presently conducting due diligence reviews in concert with Aydin, and the Company and Aydin have had a number of discussions about the structure and terms of possible combinations. Any merger or other combination with Aydin would be subject to the outcome of these due diligence reviews, the execution of a definitive acquisition agreement and the approval of such transaction by both Boards of Directors. There can be no assurance that these conditions will be satisfied and that a transaction will be consummated. A merger may require, among other things additional cash resources in excess of those presently available.

     The purchase of the Aydin common stock, the Loan Agreement with BarOn and the Loan to EATI in the amount of $1,000,000 to enable EATI to fund VISTA have resulted in the need to raise additional capital. The Company is presently seeking to borrow up to $3,000,000 for up to six months to fund its holding company expenses, make advances to BarOn under the Loan Agreement and pay cost incurred and to be incurred in conducting the Aydin due diligence reviews. Such loan will be secured by the Aydin common stock owned by the Company. The Company's financial projections indicate that operating losses and negative cash flows will continue, although at a declining rate, during most of 1996. Although the Company's credit facility with Schroder is sufficient to fund the Company's contract manufacturing operations conducted through Tanon, the Company will need to raise additional capital during the second half of 1996 or the first half of 1997 through the sale of common stock or the issuance of debt securities to repay the $3,000,000 short term loan, to fund future holding company expenses and anticipated expansion of contract manufacturing operations conducted through Tanon. There can, however, be no assurance that the Company will be successful in obtaining the $3,000,000 short term loan or the subsequent raising of additional capital.

     The remaining unexercised Class A and Class B warrants issued in February 1994, if exercised, could provide the Company with additional capital of approximately $1,700,000. To date, Class A and Class B warrants to purchase 2,202,977 shares have been exercised and the Company received $1,584,121 in proceeds. In addition, in February 1996, the Company received unsecured promissory notes in the aggregate principal amount of $1,096,000 as payment for the exercise of Class A and Class B warrants to purchase 796,084 shares of common stock. These promissory notes bear interest at the rate of 7% per annum and are due on or before February 14, 1997. No assurance can be given that the remaining unexercised warrants will be exercised or that such promissory notes will be paid in full.

     Reference is made to "Legal Proceedings" in Item 3, Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Item 1,
Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 and in Item 1, Part II of this Report, for information concerning certain pending claims which could have an adverse impact on the Company's income and cash flows.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed by the Company, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and is seeking damages in unspecified amounts. EAI has denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and cross claims against co-defendants and others for indemnification and contribution. Discovery in this matter is ongoing and there have been no material developments in this matter during the period of time covered by this report.

     Reference is made to "Legal Proceedings" in Item 3, Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and Item 1, Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 for additional information concerning this claim and other pending claims.

PART II - OTHER INFORMATION

ITEM 3. STOCKHOLDERS MEETING

     The Company held its annual meeting of shareholders on May 30, 1996. At that meeting the shareholders re-elected Jules M. Seshens, Seth Joseph Antine and Mark S. Hauser to the Board of Directors. In addition, the shareholders (by a vote of 2,736,761 for and 1,564,795 against with 66,191 abstentions) approved a proposal to amend the Company's 1994 Equity Incentive Stock Option Plan to increase the number of shares of the Common Stock of the Company reserved for issuance under such plan from 6 million to 9 million shares. Finally, the shareholders (by a vote of 10,707,020 for and 118,278 against with 23,101 abstentions) ratified the selection of Arthur Andersen, LLP as the Company's auditors for the fiscal year ending December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

          Exhibit No.         Description
          -----------         -----------

          10.1 Master Note dated July 1, 1996 from BarOn Technologies, Ltd. to the Company.

          10.2 Master Note Agreement dated July 1, 1996, between the Company and BarOn Technologies, Ltd.

          10.3 Manufacturing and Consulting Agreement dated as of July 1, 1996 between the Company and BarOn Technologies, Ltd.

          10.4                Warrant to Purchase Ordinary Shares of BarOn
                              Technologies, Ltd.

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

                                     EA INDUSTRIES, INC.
                                          (Registrant)


Date:  August 13, 1996               By: /s/ Stanley O. Jester
                                         ---------------------
                                         Stanley O. Jester,
                                         Treasurer and Vice President - Finance
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Chief Accounting Officer)