Form 10-Q
period 1996-09-28
EA INDUSTRIES INC /NJ/
filed 1996-11-12
CIK 313096

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 28, 1996                         Commission file number 1-4680


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

  As of September 28, 1996, there were 20,739,020 outstanding shares of the Registrant's common stock.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS


                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (UNAUDITED)
                             (thousands of dollars)


                                                     --------------     -------------
                                                     Sept. 28, 1996     Dec. 31, 1995
                                                     --------------     -------------

ASSETS
Current Assets:
  Cash and cash equivalents                           $     105           $   9,830
  Restricted cash                                         8,049               8,004
  Receivables, less allowance of $1,004 in 1996
    and $385 in 1995 for doubtful accounts               13,338              12,092
  Inventories                                            11,868              12,978
  Prepaid expenses and other assets                       1,052               1,610
                                                      ---------           ---------
                  TOTAL CURRENT ASSETS                   34,412              44,514
                                                      ---------           ---------

Equipment and leasehold improvements                     19,718              15,023
       Less accumulated depreciation                     (8,405)             (6,952)
                                                      ---------           ---------
                                                         11,313               8,071
                                                      ---------           ---------

Investments including those in affiliates                 6,145               1,083
                                                      ---------           ---------
Intangible assets                                        12,331              12,331
       Less accumulated amortization                     (1,428)               (813)
                                                      ---------           ---------
                                                         10,903              11,518
                                                      ---------           ---------
Other assets                                                765                 454
Note receivable                                             553                 985
                                                      ---------           ---------
                                                      $  64,091           $  66,625
                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

       Current Liabilities:
       Revolving Credit Facility                      $  10,219           $   9,146
       Current portion of Capital Lease Obligations       1,272                 558
       Accounts payable                                  13,104              13,522
       Accrued expenses                                   3,211               2,712
                                                      ---------           ---------
                 TOTAL CURRENT LIABILITIES               27,806              25,938
                                                      ---------           ---------
       Long-Term Liabilities:
       Long-term portion of Capital Lease Obligations     3,381               1,731
       Convertible Notes and Debentures                  10,170              12,200
       Other long-term liabilities                        3,176               3,672
                                                      ---------           ---------
                 TOTAL LONG-TERM LIABILITIES             16,727              17,603
                                                      ---------           ---------
                 TOTAL LIABILITIES                       44,533              43,541
                                                      ---------           ---------
       Minority Interest                                  3,546               3,694
                                                      ---------           ---------
Shareholders' Equity:
Common Stock                                             74,651              63,397
Accumulated deficit since January 1, 1986               (58,436)            (43,532)
                                                      ---------           ---------
                                                         16,215              19,865
       Less common stock in treasury, at cost              (203)               (475)
                                                      ---------           ---------
                 TOTAL SHAREHOLDERS' EQUITY              16,012              19,390
                                                      ---------           ---------
                                                      $  64,091           $  66,625
                                                      =========           =========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)



                                        Quarter Ended                 Nine Months Ended
                                        -------------                 ------------------

                                   Sept. 28,      Sept. 30,        Sept. 28,      Sept. 30,
                                     1996           1995             1996           1995
                                     ----           ----             ----           ----

Sales                            $    17,595     $    18,895      $    64,008    $    56,128
                                 -----------     -----------      -----------    -----------

Cost of Sales                         17,737          18,645           61,170         55,715
Selling, general and
 administrative expenses               4,080           2,076            8,773          6,262
Purchased research and
 development                             959          13,534              959         19,546
                                 -----------     -----------      -----------    -----------

Total                                 22,776          34,255           70,902         81,523
                                 -----------     -----------      -----------    -----------

Loss from operations                  (5,181)        (15,360)          (6,894)       (25,395)
                                 -----------     -----------      -----------    -----------
Interest expense                         667             315            1,660            993
Interest income                         (182)           (111)            (495)          (188)
Other expense                            599             222            1,507            671
                                 -----------     -----------      -----------    -----------
Net loss                             ($6,265)       ($15,786)         ($9,566)      ($26,871)
                                 ===========     ===========      ===========    ===========
Loss per common share                 ($0.31)         ($1.21)          ($0.52)        ($2.35)
                                 ===========     ===========      ===========    ===========

Weighted average common
 shares outstanding               20,154,063      13,088,865       18,568,941     11,437,851
                                 ===========     ===========      ===========    ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                  For The Nine Months Ended September 28, 1996
                                   (UNAUDITED)
                             (thousands of dollars)



                                           Common Stock                  Treasury Stock            Accumulated
                                           ------------                  --------------              Deficit
                                      Shares          Amount         Shares          Amount           Since
                                                                                                     Jan. 1,
                                                                                                      1986
                               -------------------------------------------------------------------------------
Balance, December 31,
1995                                16,045,447        $63,397       (218,476)         ($475)        ($43,532)

Net Loss                                                                                              (9,566)
Exercise of stock
  options                              361,122          1,008
Exercise of Class A
  and B Warrants                       961,798          1,415

Notes receivable from
  stock sales                               --         (1,096)
Debt conversion                      3,442,637          9,805
Shares Issued for Services                  --             78        125,000            272

Other                                   21,492             44

Net unrealized loss on
  marketable securities                                                                               (5,364)

Translation Adjustment                                                                                    26

                               ==============================================================================
Balance, September 28, 1996         20,832,496        $74,651        (93,476)         ($203)        ($58,436)
                               ==============================================================================


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)


                                                                                     Nine Months Ended
                                                                                  -------------------------
                                                                                  Sept. 28,       Sept. 30,
                                                                                    1996            1995
                                                                                  ---------      ----------
Cash Flows from Operating Activities:
  Net Loss                                                                         $ (9,566)      $(26,871)
Adjustments to reconcile net loss to net
    cash provided/(used) by operating activities:
    Depreciation and amortization                                                     2,357          2,035
Valuation adjustment - Note Receivable                                                  432             --
Purchased research and development                                                      959         19,546
Equity in loss of affiliate                                                             812            558
Common shares issued in payment of placement fee (Convertible
        Debentures                                                                      350
     Common shares issued in payment of interest                                         88
Cash provided/(used) by changes in:
   Restricted Cash                                                                     (430)            --
   Receivables                                                                       (1,246)         1,849
   Inventories                                                                        1,110           (662)
   Prepaid expenses & other assets                                                      558            809
   Accounts payable and accrued expenses                                                 81         (2,290)
   Accrued excess leased space costs                                                   (326)          (319)
   Other operating items - net                                                         (644)          (715)
                                                                                   --------       --------
Net cash used by operations                                                          (5,465)         6,060
                                                                                   --------       --------

Cash flows from Investing Activities:
   Capital Expenditures                                                              (4,659)        (3,390)
   Purchase of proprietary software                                                    (371)            --
   Investments, including those in affiliates                                       (12,094)       (11,500)
   Cash acquired in purchase of Tanon                                                    --            890
   Proceeds from the sale of discontinued operations                                     --            394
                                                                                   --------       --------
Net cash provided/(used) by investing activities                                    (17,124)       (13,606)
                                                                                   --------       --------
Cash flows from Financing Activities:
   Net borrowings/(repayments) under credit facilities                                1,073           (258)
   Net proceeds from capital leases                                                   2,364             --
   Net proceeds from issuance/(repayments) of long-term debt                          8,100             --
   Proceeds from the exercise of stock options                                        1,008          1,546
   Net proceeds from sales of common stock (private
      placement) and exercise of warrants                                               319         14,695
   Issuance of note receivable in connection with
      acquisition                                                                        --         (1,000)
                                                                                   --------       --------
Net cash provided/(used) by financing activities                                     12,864         14,983
                                                                                   --------       --------

Net Increase/(Decrease) in Cash and Cash Equivalents                                 (9,725)        (4,683)
Cash and Cash Equivalents at Beginning of Period                                      9,830          6,157
                                                                                   --------       --------
Cash and Cash Equivalents at End of Period                                         $    105       $  1,474
                                                                                   ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                        $  1,561       $    955
                                                                                   ========       ========

Non cash financing activities:
   Conversion of debt to equity                                                    $  9,805

   Common shares issued in payment of placement fee (Convertible
     Debentures)                                                                        350

   Common shares issued in payment of interest                                           88
                                                                                   --------
                       TOTAL                                                       $ 10,243
                                                                                   ========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)             Description of Business and Basis of Presentation
                -------------------------------------------------


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

                In addition, the Company, through its one-third investment in BarOn Technologies, Ltd. ("BarOn") a privately owned Israeli corporation based in Haifa, Israel and its indirect interest in a joint venture (the "Joint Venture" or "ITI") with Israel Aircraft Industries, Ltd., an Israeli government corporation ("IAI"), seeks to develop and market new, high technology products. BarOn has developed and is in the process of commercializing an electronic computer input pen that captures handwriting independent of surface or language. The Joint Venture which was formed in August 1995, was organized to review, evaluate and exploit the commercial potential of products based on technologies developed by IAI.

                The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1995. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended September 28, 1996 are not necessarily indicative of results of operations expected for the full year.

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

(2)             Operations and Liquidity
                ------------------------

                The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the nine months ended September 28, 1996. The Company's financial projections indicate that operating losses and negative cash flows will continue during the remainder of 1996 and the first quarter of 1997. The Company is presently seeking to borrow an additional $3,000,000 for up to twelve months and the Company will need to raise additional capital during 1997. Failure to obtain such additional funds could have a material adverse effect on the Company. For further discussion see
                Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)             Lines of Credit
                ---------------

                On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") to Tanon. Under the terms of the new facility, Schroder will advance up to $13,000,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000 (the "Schroder Loan Facility"). The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%) per annum of the average unused portion of the Schroder Loan Facility. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and an additional $50,000 fee at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At September 28, 1996, Tanon was in compliance with all of these requirements except the required ratio of earnings to certain fixed charges. Schroder has, however, agreed to waive this requirement for the period ended September 28, 1996. Based on current forecasts, the Company believes that it will not be in compliance with the required ratio of earnings to certain fixed charges at December 31, 1996. The Company believes, however, that Schroder will waive such requirement at that time although there can be no assurance that Schroder will do so. Failure to obtain such waiver would result in a default under the Schroder Line which would have a material adverse effect on the Company.

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


(4)             Other Long-Term Liabilities
                ---------------------------

                Other long-term liabilities include $1,575,000 of subordinated debentures issued by EATI to its shareholders other than the Company. The Company has no liability on or with respect to any of such debentures. Moreover, the debentures are payable by EATI only if, as, when, and out of any profits earned by EATI.

(5)             Acquisition of Aydin Corporation equity interest and issuance of
                ----------------------------------------------------------------
                convertible debentures.
                -----------------------

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

                To fund a portion of the purchase price of the Aydin common stock, the Company, on May 3, 1996, sold 9% convertible debentures in the aggregate principal amount of $7,000,000. The balance of the purchase price was funded with existing cash of the Company. The Company sold additional 9% convertible debentures in the aggregate principal amount of $1,100,000 during the remainder of May and June, 1996. The Company paid a placement fee equal to approximately 5% of the proceeds raised in the sale of the debentures. Fifty-Thousand Dollars of the placement fee was paid in cash and the remainder was satisfied by the issuance of 125,000 shares of Common Stock of the Company. These debentures will mature on May 3, 1998 and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) four dollars ($4) per share, provided that in no event shall holder convert less than $100,000 unpaid principal balance of Debentures at one time, or (ii) 80% of the average closing price of the Company's common stock as traded on the New York Stock Exchange for the five (5) days preceding the date of the notice to the Company that the holder wishes to exercise its conversion right.

                After the purchase of shares of Aydin the Company initiated discussions with the management of Aydin concerning the possibility of a merger or other business combination. Both companies conducted due diligence on the business and prospects of each other, including discussions about the structure and terms of possible combinations. As a result of these discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and has terminated discussions with Aydin. At the present time, the Company will continue to hold its Aydin shares as an investment but the Company may at some time borrow against such shares, sell all or a portion of such shares or otherwise dispose of such shares in another fashion.

                As a result of the merger discussions being terminated, the Company reflected a direct charge to Shareholders' Equity of approximately $4,782,000 reflecting a net unrealized loss on marketable securities of investee. In addition, approximately $800,000 of capitalized costs incurred in connection with the possible merger with Aydin has been charged to expense in the third quarter of 1996.

(6)             BarOn Loan Agreement and Joint Venture--Vista funding
                -----------------------------------------------------

                On July 1, 1996, the Company entered into a Loan Agreement (the "BarOn Loan Agreement"), with BarOn. Pursuant to the BarOn Loan Agreement, the Company has agreed to maintain a revolving line of credit of $2 million until July 1, 1998. The amount available under the line will be reduced by any additional equity obtained by, or borrowings of, BarOn. Advances under the line will be made in the Company's sole discretion. Such advances bear interest at an annual rate equal to the sum of the base commercial rate (the "Base Rate") as determinate by IBJ Schroder Bank & Trust Company from time to time plus one and one half percent (1 1/2%). Interest is due each calendar quarter and, at the option of BarOn, any payment for such interest may be deferred until the succeeding July 1. Deferred interest bears additional interest at the rate of two and one half percent
                (2 1/2%) plus the Base Rate. The Company, at its option, may require that interest be paid in cash or by issuance of ordinary shares of BarOn at an agreed value of $4.00 per share (the "Agreed Value"). BarOn, at its option, may make any interest payments due on or before July 1, 1997 in ordinary shares of BarOn at the Agreed Value. As of October 31, 1996, there was $1,201,000 of outstanding principal on the line of credit. The entire amount outstanding under the line of credit is due on the earliest of (i) an initial public offering by BarOn, (ii) sale of equity or borrowings by BarOn exceeding the amount outstanding by at least $500,000 (unless prohibited by such lender or investor), (iii) availability of sufficient cash flow, or (iv) June 1, 2000.

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

                The Company's Joint Venture with IAI has selected an application for development and exploitation, the Vista Application ("Vista") and a Licensee, Vista Computer Vision, Ltd. ("VCV") has been formed. Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. The funding for the initial operations of VCV was made by the Company's subsidiary, EATI (hereinafter defined) in June 1996 as a capital contribution of $250,000 to ITI and a $750,000 Subordinated Capital Note. The note matures five years after its issuance and bears interest at 8% per annum. Payments on the note may be made only out of remaining profits of VCV after distribution of at least 50% of all accumulated profits. Upon liquidation of VCV, the note would be subordinate to all other debts of VCV but would have a preference over payments to equity holders of VCV.

                The Company, on June 28, 1996, loaned $1 million to EATI to enable EATI to make the above capital contribution and loan to ITI. The loan bears interest at 10% per annum, payable annually. The principal is repayable in five equal annual installments beginning on June 1, 2002 and continuing on June 1 of each year thereafter. The Company may, at its option, accelerate the loan and demand repayment 18 months after the date of issuance of the loan. This loan is subordinated to all other debts of EATI but would have a preference over payments to equity holders of EATI.

                At September 28, 1996, the Joint Venture formed with IAI had remaining cash of $8,049,000. Such cash can only be used to fund expenses of the Joint Venture and accordingly has been classified as Restricted Cash by the Company.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

                On January 4, 1995, the Company acquired Tanon, a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. The acquisition has been reported as a purchase for accounting purposes and, accordingly, the results of operations of Tanon are included with those of the Company from January 4, 1995 forward.

                The Company's investment in BarOn has been accounted for as a purchase of a minority interest using the equity method of accounting, and accordingly, the Company's equity interest in the results of BarOn are included in the consolidated results of the Company from January 16, 1995 forward. As of October 31, 1996, the Company has loaned additional funds to BarOn of $1,201,000, under the BarOn Loan Agreement.

                On August 8, 1995, the Company, through a 52.3% owned subsidiary, Electronic Associates Technologies Israel, Ltd. ("EATI"), entered into a Joint Venture Agreement with IAI to review, develop and exploit non-classified technological applications developed by IAI. The Company's investment in the Joint Venture, was accounted for using the purchase method of accounting. On June 28, 1996, the Company, through its subsidiary, EATI, provided the initial funding in the amount of $1,000,000 for the establishment of Vista Computer Vision, Limited ("VCV"), the first licensee formed under the Joint Venture Agreement.

                On October 9, 1996, the Company's contract manufacturing subsidiary, Tanon, signed a letter of intent to acquire Tri-Star Technologies, Inc. ("Tri-Star"). Tri-Star is a full-service contract manufacturer that fabricates PC Boards, designs and builds electronic prototypes, and assembles and tests a wide range of products, including printed circuit boards. Completion of the acquisition is subject to due diligence reviews by Tri-Star, Tanon and the Company, as well as execution of a definitive purchase agreement.

Results of Operations
---------------------

                During the first nine months of 1996, the Company's sales increased and cost of sales increased in total value but decreased as a percentage of sales. Selling, general and admin istrative expenses increased both in total and as a percentage of sales. The Company had a loss from operations of $6,894,000 for the nine months of 1996 which included a charge of $959,000 representing the charge to expense for purchased in process-research and development resulting from the Company's investments in BarOn and the Joint Venture. This compared with a loss from operations of $25,395,000 in the nine months of 1995 which included a charge of $19,546,000 representing the charge to expense for purchased in-process research and development resulting from the Company's investments in BarOn and the Joint Venture.

                The increase in sales to $64,008,000 in the first nine months of 1996 from $56,128,000 during the same period in 1995 resulted primarily from an increase in sales to its existing customer base and sales to several new customers partially offset by the loss of two customers. Sales of $17,595,000 in the third quarter of 1996 decreased from $18,895,000 during the same period in 1995 and were also lower by $4,793,000 than the quarter ended June 30, 1996 due to a decline in orders from some of the Company's more significant customers. The Company expects reduced sales volumes to these customers to continue through the fourth quarter of 1996 and then to begin improving in the first quarter of 1997 at which time the Company also expects sales to new customers should also begin.

                Cost of sales increased to $61,170,000 in the nine months of 1996 from $55,715,000 in the same period in 1995 and decreased, as a percentage of revenue to 95.6% in the first nine months of 1996 compared with 99.3% in the same period of 1995. Contributing to this decline was the Company's emphasis on inventory management and purchasing controls begun in the fourth quarter of 1995 to reduce its materials cost as a percentage of revenues. In addition, there was a decrease in materials cost resulting from a market driven decline in prices of memory chips which are a component in many products assembled by the Company. Gross profit from contract manufacturing operations increased from $413,000 in the first nine months of 1995 to $2,838,000 in the first nine months of 1996, reflecting increased revenue and improved margins at both the New Jersey and California facilities. Gross margin in the quarter ended September 28, 1996 was slightly negative as a result of sales volume dropping, as discussed above, below the Company's break-even point.

                Selling, general and administrative expenses increased to $8,773,000 in the first nine months of 1996, from $6,262,000 in the same period of 1995. The increase was primarily a result of additional expenses in the amount of $800,000 relating to the terminated merger discussions with Aydin Corporation, the increase in allowance for doubtful accounts, the Company's share of selling, general and administrative expenses of VCV and, to a lesser extent, additional sales, general and administrative staff hired during the 4th quarter of 1995 to support the increased level of sales and additional general and administrative expenses incurred in connection with operating EAI principally as a holding company. All operations are now conducted by various subsidiaries with EAI providing strategic, financial and other support to these subsidiaries. Selling, general and administrative expenses increased as a percentage of revenue to 13.7% in the first nine months of 1996 from 11.2% in the same period in 1995 primarily due to the factors discussed above. Selling, general and administrative expenses increased to $4,080,000 in the third quarter of 1996 from $2,076,000 in the third quarter of 1995 and also increased as a percentage of revenue to 23.2% in the third quarter of 1996, compared with 11.0% in the same quarter of 1995. The increase in quarterly selling, general and administrative expenses is the result of the factors discussed above.

                Purchased research and development primarily represents the funding provided to BarOn under the BarOn Loan Agreement (hereinafter defined) in excess of the Company's one third interest in the net assets of BarOn which management has determined to be in-process research and development with no alternative future use and, accordingly, was charged to expense.

                Interest expense was $1,660,000 in the first nine months of 1996 as compared to $993,000 in the same period of 1995. The increase is attributable to interest on convertible notes and debentures in the amount of $10,000,000 issued in December 1995, and $8,100,000 issued in May 1996, interest on capitalized leases related to equipment additions in 1995 and 1996, and an increase in the interest rate on the Schroder Loan Facility. Interest expense for the third quarter of 1996 was $667,000 as compared to $315,000 for the same period in 1995. This increase is primarily due to the factors discussed above.

                Interest income increased by $307,000 for the first nine months of 1996 and by $71,000 for the third quarter of 1996, as compared to the same periods, respectively, in 1995. These increases were a result of the investment of funds received from the sale of convertible notes in December 1995 in the amount of $10,000,000, and interest income arising from the investment of funds by the Joint Venture.

                The increase in other expense during the nine months ended September 28, 1996 as compared to the same period in 1995 is primarily attributable to a decline in the market value of securities securing a note receivable, an increase in the Company's equity interest in BarOn's results of operations, and the replacement of the Company's existing asset based credit facility and Tanon separate revolving line of credit with a new asset based credit facility with Schroder. The increase in other expense during the quarter ended September 28, 1996 as compared to the same period in 1995 is primarily attributable to the increase in the Company's equity interest in BarOn's results of operations and the replacement of the Company's credit facility and Tanon's revolving line of credit with the Schroder Loan Facility.

                The Company's consolidated backlog at September 28, 1996 was $38,745,000, an increase of $3,532,000 from the balance at June 29, 1996.
The Company typically receives orders from its customers on a flexible schedule to meet the sales/delivery schedule to the ultimate consumer. These purchase orders specify delivery of product over periods ranging from as short as 30 days or as long as a year and are adjusted as the sales to ultimate consumers change. The amount of inventory produced and stored on behalf of customers also varies from time to time. Consequently, the Company's backlog at the end of any period is not necessarily indicative of future shipments to those customers.

Liquidity and Capital Resources
-------------------------------

                Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at September 28, 1996, as compared to the consolidated financial position of the Company at December 31, 1995. Net cash used by operations of $5,465,000 in the first nine months of 1996 decreased by $595,000 from cash used in operations of $6,060,000 in the same period in 1995. Net cash used by operations was primarily a result of an increase in accounts receivable and the net loss for the nine months partially offset by a decrease in inventories.

                Liquidity, as measured by cash and cash equivalents, decreased to $105,000 at September 28, 1996 from $9,830,000 at December 31, 1995.
Liquidity as measured by working capital (excluding Restricted Cash of $8,049,000) was a negative $1,443,000 at September 28, 1996 as compared with a positive working capital of $10,572,000 at December 31, 1995. The negative position in working capital was a result of capital expenditures, the net loss for the first nine months of 1996 and the amounts paid by the Company in connection with the acquisition of 11.64% of the outstanding shares of Aydin Corporation as well as the loan to EATI to fund VCV and advances to BarOn under the BarOn Loan Agreement. The Company's ability to generate internal cash flows results primarily from the sale of materials and labor elements of its contract electronic manufacturing services. In the first nine months of 1996, revenue from such services increased by $7,880,000 from $56,128,000 in the same period of 1995. Accounts receivable increased by $1,246,000 in the first nine months of 1996 resulting primarily from an increase in average days outstanding of balances owed by a few of the Company's customers. The Company continually evaluates these receivable balances and maintains constant dialogue with the management of these customers. Inventory decreased by $1,110,000 during the first nine months of 1996.

                At September 28, 1996, the Company had accounts payable of approximately $13,104,000 of which approximately $955,802 had been outstanding for over 90 days. This compares with $13,522,000 of accounts payable at December 31, 1995, of which $167,000 had been outstanding for over 90 days.

                Cash flows from financing activities during the first nine months of 1996 amounted to $12,864,000 resulting from the sale of 9% convertible debentures for $8,100,000, the exercise of 165,714 Class B Warrants, the exercise of stock options, and the net proceeds from capital leases. Approximately $1,800,000 of such capital lease financing was applicable to equipment acquired at the end of 1995. During April 1996 the Company obtained additional financing in the amount of $750,000 on equipment acquired during the first quarter of 1996.

                Net cash in the amount of $17,124,000 was used for investing activities for the nine months ended September 28, 1996. Funds in the amount of $4,659,000 were used to purchase capital equipment, consisting primarily of two high speed surface mount lines along with related equipment and a new computer system for the Company's California contract manufacturing facility. In addition, funds in the amount of $12,094,000 were used in making the investment in Aydin common stock and advances made to BarOn under the BarOn Loan Agreement.

                The Company has incurred significant losses and had negative cash flows from operations in each of the last four years and in the nine months ended September 28, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $33,200,000 and $9,400,000 during 1995 and the first nine months of 1996, respectively, from the issuance of common stock, the exercise of stock options and warrants and the sale of convertible notes and debentures. In November 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. As of the date of this report all of these debentures have been converted into 646,756 shares of the Company's common stock in accordance with their terms. In December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $7,930,000 of such notes have been converted into 2,595,881 shares of the Company's stock in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin Corporation ("Aydin"). On August 19, 1996, GFL Advantage Fund transferred and assigned its $2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, Chairman of the Company and certain related family trusts (the "Note Holders"). In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain 7% convertible subordinated notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 (the "Convertible Notes") to the Note Holders. These Convertible Notes will mature on December 29, 1997 and are convertible into shares of the Company's Common Stock at the conversion price per share of $2.67. In order to induce the Note Holders to convert the Convertible Notes, the Company has agreed to issue an aggregate of 245,318 additional Shares of Common Stock of the Company to the Note Holders in exchange for the Note Holders' conversion of the Convertible Notes prior to December 31, 1996. In such event, no interest payments will be made on the Convertible Notes.

                The Company's financial projections indicate that operating losses and negative cash flows will continue, during the remainder of 1996 and the first quarter of 1977. The purchase of the Aydin common stock, the BarOn Loan agreement and the EATI Loan have resulted in the need to raise additional capital. In addition, the Company's contract manufacturing operations conducted through Tanon require additional working capital as a result of delaying the shipments of orders at the requests of customers, operating losses by Tanon and capital expenditures by Tanon. On October 28, 1996, the Company borrowed $1,000,000 from Irwin L. Gross, Chairman of the Company. The terms of such borrowing will be the same terms as the Additional Borrowings (as hereinafter defined). The Company is presently seeking to borrow an additional $3,000,000 (the "Additional Borrowings") for up to twelve months to fund a portion of the aggregate amount required to fund its holding company expenses, make advances to BarOn under the BarOn Loan Agreement, pay costs incurred in connection with the terminated merger negotiations with Aydin, and provide additional working capital to Tanon. Although the company has no current plans to sell the Aydin common stock owned by the Company, such loan may be secured by the Aydin common stock. Further, the Company will need to raise additional capital during 1997 through the sale of Common Stock or the issuance of debt securities to repay the $4,000,000 short term loan, to fund the future holding company expenses, provide additional working capital to Tanon, fund anticipated expansion of contract manufacturing operations conducted through Tanon, and complete the purchase of Tri-Star. At the date hereof, the Company does not have any commitments, understandings or agreements for the $3,000,000 short term loan or additional capital needs, and accordingly, there can be no assurance that the Company will be successful in obtaining the $3,000,000 short term loan or the additional capital. Failure to obtain such short term loan or the additional capital could have a material adverse effect on the financial condition and operations of the Company.

                Except for historical matters contained in this report, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements, including loss of current customers, reductions in orders from current customers, or delays in ordering by current customers, failure to obtain anticipated contracts or orders from new customers, or expected order volume from such customers, failure to obtain financing, higher material or labor costs, unfavorable results in litigation against the Company, failure to consummate the acquisition of Tri-Star Technologies, Inc., economic, competitive, technological, governmental, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.         LEGAL PROCEEDINGS


                As previously disclosed by the Company, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and is seeking damages in unspecified amounts. EAI has denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and cross claims against co-defendants and others for indemnification and contribution. The Company's experts have estimated that, based upon hydrogeologic data gathered to date by Lemco's experts, the major source of continuing contamination of groundwater was released into the water table about late 1984 or, using more conservative extrapolations of data, about mid-1979. Lemco's environmental consultants have recently issued a new report indicating that, based upon further hydrogeologic data, the contamination occurred before 1979. The Company's experts believe that the data upon which Lemco's experts base their opinion is unreliable and seek further data from additional hydrogeologic tests which have not yet been performed. On May 3, 1996, the Superior Court of New Jersey referred this case to mediation in an effort to explore opportunities for settlement. Mediation proceedings have commenced and are expected to continue through December, 1996. In the event the matter cannot be resolved through mediation, the case will be referred back to the Court for trial.

                In addition, by letter dated August 31, 1988, the United States Environmental Protection Agency ("EPA") notified EAI that the EPA had identified EAI as one of the parties potentially responsible for clean up costs at, and for any other possible damages in connection with the Bridgeport Rental and Oil Services Superfund Site in Logan Township, New Jersey (the "B.R.O.S. Site"). Rollins Environmental Services, Inc., (which allegedly transported waste to the site on behalf of EAI) and the other defendants have negotiated a settlement in principle with the governmental plaintiffs and a consent decree is expected to be filed with the court in or before December of 1996. Rollins has agreed to make payments pursuant to the expected consent decree on behalf of EAI, and to include the claims against EAI in the release from the government entities.

                Reference is made to "Legal Proceedings" in Item 3, Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and Item 1, Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 for additional information concerning these claims.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits.

                     Exhibit 27, Financial Data Schedule


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


                                      EA INDUSTRIES, INC.
                                          (Registrant)


Date:  November 12, 1996      By:  /s/ Stanley O. Jester
                                   ---------------------------------
                                         Stanley O. Jester,
                                         Treasurer and Vice President - Finance
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Chief Accounting Officer)