Form 10-Q/A
period 1996-09-28
EA INDUSTRIES INC /NJ/
filed 1996-11-25
CIK 313096

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

(2)             Operations and Liquidity
                ------------------------


                The Company has incurred significant losses and had negative cash flows from operations in each of the last five years and in the nine months ended September 28, 1996. The Company's financial projections indicate that operating losses and negative cash flows will continue during the remainder of 1996 and the first quarter of 1997. The Company is presently seeking to borrow an additional $3,000,000 for up to twelve months and the Company will need to raise additional capital during 1997. Failure to obtain such additional funds could have a material adverse effect on the Company. The financial statements do not reflect any adjustments that might result from such failure. For further discussion see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


(3)             Lines of Credit
                ---------------


                On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") to Tanon. Under the terms of the new facility, Schroder will advance up to $13,000,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000 (the "Schroder Loan Facility"). The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%) per annum of the average unused portion of the Schroder Loan Facility. The Company paid a commitment issuance fee of $75,000 to Schroder on March 25, 1996 and an additional $50,000 fee at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At September 28, 1996, Tanon was in compliance with all of these requirements, except the required ratio of earnings to certain fixed charges. Schroder has, however, agreed to waive this requirement for the period ended September 28, 1996. Based on current forecasts, the Company believes that it will not be in compliance with the required ratio of earnings to certain fixed charges at December 31, 1996. The Company believes, however, that Schroder will waive such requirement at that time although there can be no assurance that Schroder will do so. Failure to obtain such waiver would result in a default under the Schroder Line which would have a material adverse effect on the Company.


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


                Cost of sales increased to $61,170,000 in the first nine months of 1996 from $55,715,000 in the same period in 1995 and decreased, as a percentage of revenue to 95.6% in the first nine months of 1996 compared with 99.3% in the same period of 1995. Contributing to this decline was the Company's emphasis on inventory management and purchasing controls begun in the fourth quarter of 1995 to reduce its materials cost as a percentage of revenues. In addition, there was a decrease in materials cost resulting from a market driven decline in prices of memory chips which are a component in many products assembled by the Company. Gross profit from contract manufacturing operations increased from $413,000 in the first nine months of 1995 to $2,838,000 in the first nine months of 1996, reflecting increased revenue and improved margins at both the New Jersey and California facilities. Gross margin in the quarter ended September 28, 1996 was slightly negative as a result of sales volume dropping, as discussed above, below the Company's break-even point.


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


                The Company has incurred significant losses and had negative cash flows from operations in each of the last five years and in the nine months ended September 28, 1996. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $33,200,000 and $9,400,000 during 1995 and the first nine months of 1996, respectively, from the issuance of common stock, the exercise of stock options and warrants and the sale of convertible notes and debentures. In November 1995, the Company completed the sale of 10% convertible debentures in the aggregate principal amount of $2,200,000 to four purchasers. As of the date of this report all of these debentures have been converted into 646,756 shares of the Company's common stock in accordance with their terms. In December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $7,930,000 of such notes have been converted into 2,595,881 shares of the Company's stock in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin Corporation ("Aydin"). On August 19, 1996, GFL Advantage Fund transferred and assigned its $2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, Chairman of the Company and certain related family trusts (the "Note Holders"). In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain 7% convertible subordinated notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 (the "Convertible Notes") to the Note Holders. These Convertible Notes will mature on December 29, 1997 and are convertible into shares of the Company's Common Stock at the conversion price per share of $2.67. In order to induce the Note Holders to convert the Convertible Notes, the Company has agreed to issue an aggregate of 245,318 additional Shares of Common Stock of the Company to the Note Holders in exchange for the Note Holders' conversion of the Convertible Notes prior to December 31, 1996. In such event, no interest payments will be made on the Convertible Notes.

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

                The Company's projections with respect to cash needs are based on its forcasts of the results of operations at Tanon and expenses of EAI. If the Company's financing efforts are unsuccessful or results of operations at Tanon are significantly below forecasts, this would raise doubts about the Company's ability to continue its operations without a significant financial restructuring, which would include a major reduction in general and administrative expenses and liquidation of assets other than those in the core business of contract electronic manufacturing. There can be no assurance that such restructuring would enable the Company to continue its operations.




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

ITEM 5.         OTHER INFORMATION

                Spalliero Resignation. Effective November 15, 1996, Joseph R.
                ----------------------
Spalliero resigned as President and Director of the Company. Mr. Spalliero will remain as an employee of Tanon in accordance with his employment agreement through the expiration of such employment agreement on January 3, 1997, at which time he will become an independent sales representative for Tanon. Irwin L. Gross, Chairman of the Board of the Company, has succeeded Mr. Spalliero as the acting President of the Company.



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


                                      EA INDUSTRIES, INC.
                                          (Registrant)



Date:  November 25, 1996      By:  /s/ Stanley O. Jester
                                   ---------------------------------
                                         Stanley O. Jester,
                                         Treasurer and Vice President - Finance
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Chief Accounting Officer)