Form 10-K
period 1996-12-31
EA INDUSTRIES INC /NJ/
filed 1997-04-15
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission file number 1-4680

                               EA INDUSTRIES, INC.
                               -------------------
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

                    Former Name - Electronic Associates, Inc.
                    -----------------------------------------

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

                                  Yes  X  No ___
                                      ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $32,140,026 as of April 10, 1997.

     As of April 10, 1997, there were 7,501,714 outstanding shares of the Registrant's Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in June 1997 -Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1. BUSINESS

Introduction

    EA Industries, Inc., a New Jersey corporation formerly known as "Electronic Associates, Inc." ("EAI" or the "Company"), through its wholly owned subsidiary, Tanon Manufacturing, Inc. ("Tanon") is engaged principally in the business of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. Accordingly, the Company provides services to act in part, or in whole, as the manufacturing function of its customers. Tanon was acquired by the Company on January 4, 1995. References to the Company with respect to any time period after January 3, 1995 shall be deemed to include Tanon unless the context otherwise requires.

    In addition, the Company, through its one-third investment in BarOn Technologies, Ltd. ("BarOn"), a privately owned Israeli corporation based in Haifa, Israel and its indirect interest in a joint venture ("ITI") with Israel Aircraft Industries, Ltd., an Israeli government corporation ("IAI"), seeks to develop and market new, high technology products. The investment in BarOn was acquired in 1995. BarOn is in the process of developing an electronic computer input pen that captures handwriting independent of surface or language. See "1996 Developments".

    The Company, through a 52.3% owned subsidiary, Electronic Associates Technologies Israel, Ltd. ("EATI"), formed the joint venture ("Joint Venture" or "ITI") with IAI in August 1995 to review, evaluate and exploit the commercial potential of products based on non-military technologies developed by IAI. See "1996 Developments."


1996 Developments

    Overview. During 1996, the Company's sales increased to approximately $81.6 million from approximately $77.1 million in 1995 and cost of sales increased both in total value and as a percentage of sales. Selling, general and administrative expenses also increased both in total value and as a percentage of sales. The Company had a net loss of approximately $29.9 million for 1996, which included a charge of approximately $5.2 million for an unrealized loss on its investment in Aydin Corporation, a charge of approximately $4.2 million representing additional interest expense incurred in connection with the issuance of convertible debt, a write down of the Company's investment in the Joint Venture by $1.6 million resulting from the Company's decision to sell or otherwise dispose of such investment and charges of approximately $1.4 million primarily representing the charge to expense of purchased in-process research and development resulting from the Company's investment in BarOn. This compared with a net loss of approximately $30.9 million for 1995, which included a charge of approximately $19.6 million representing the charge to expense of purchased in-process research and development resulting from the Company's investment in BarOn and the Joint Venture with IAI.

    In October 1996, the Company adopted a plan to refocus on its core business of contract manufacturing. The key elements of that plan are (i) concentrating the capital resources of the Company in Tanon, (ii) limiting future funding of BarOn and ITI by the Company and exploring alternative sources of funding for BarOn and ITI or selling or otherwise disposing of the Company's interests in BarOn and ITI, (iii) using the Company's holdings in Aydin Corporation to provide funding for Tanon and the Company and (iv) attempting to increase revenues and improve profit margins in Tanon by focusing on sales and margins, improving purchasing and inventory management and expanding the range of services provided by Tanon.

    Schroder Loan Facility. On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") to Tanon. Under the terms of this new facility, Schroder will advance up to $13,000,000, (reduced to $11,500,000, the estimated maximum amount needed, by amendment dated April, 1997) in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000 (the "Schroder Loan Facility"). The Company expects that its outstanding balance under the Schroder Loan Facility will be significantly less than $11,500,000 at all times during 1997. At December 31, 1996,

$8,054,000 was outstanding under the Schroder Loan Facility, which constituted the total availability of the borrowing base. The Schroder Loan Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%), per annum of the average unused portion of the Schroder Loan Facility. The Company paid a Closing fee of $125,000 to Schroder at the closing of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At December 31, 1996, Tanon was in compliance with all of these requirements, except the required ratio of earnings to certain fixed charges. By agreement dated in April 1997 Schroder has agreed to waive such requirement for December 31, 1996 and has adjusted the required financial ratios to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1997. Substantially all of the assets of the Company are pledged as collateral to secure the Schroder Loan Facility.

    Concurrent with, and as a condition to, the closing of the Schroder Loan Facility, the Company consolidated all of its contract electronic manufacturing business into its wholly-owned subsidiary, Tanon, by assigning to Tanon all of the assets and liabilities related to the contract electronic manufacturing business conducted directly by the Company. As a result, EAI is now principally a holding company with all operations being conducted by its subsidiaries with EAI providing strategic, financial and other support to such subsidiaries.

    Acquisition of Common Stock of Aydin Corporation and Issuance of Convertible Debentures. On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin Corporation ("Aydin"), a NYSE listed company, in a private transaction from the then Chairman and Chief Executive officer of Aydin. The purchase price for such shares was $18 per share or an aggregate of $10,752,186 and the shares acquired represented approximately 11.64% of the outstanding shares of common stock of Aydin. On May 6, 1996, the closing price of the common stock of Aydin as reported by the NYSE was $15.50. The Company paid a premium for these shares, representing the single largest block of outstanding stock of Aydin, in order to facilitate discussions with Aydin concerning a possible merger or other combination with Aydin as hereinafter discussed. Aydin designs, manufacturers and sells wireless, digital LOS radios and various other telecommunications equipment systems, computer monitors and workstations, mostly for utilities, network access equipment, airborne and ground data acquisition, radar simulation, modernization and air-defense C3 equipment and systems.

    To fund a portion of the purchase price of the Aydin common stock, on May 3, 1996, the Company sold certain 9% convertible subordinated debentures in the aggregate principal amount of $7,000,000. The balance of the purchase price was funded with existing cash of the Company. The Company sold additional 9% convertible subordinated debentures in the aggregate principal amount of $1,100,000 during the remainder of May and June 1996 (such convertible subordinated debentures in the aggregate principal amount of $8,100,000 are collectively referred to herein as the "Original Convertible Debentures"). The Company paid a placement fee equal to 5% of the proceeds raised in the sale of the Original Convertible Debentures in cash of $50,000 during August and September 1996 and by delivery of 125,000 shares of Common Stock of the Company. These Original Convertible Debentures had a maturity date of May 3, 1998 and were convertible into shares of the Company's Common Stock at a conversion price per share equal to the lesser of (i) four dollars ($4) per share or (ii) 80% of the average closing price of the Company's Common Stock as traded on the NYSE for the five (5) days preceding the date of the notice to the Company that the holder wished to exercise its conversion right. The Company agreed to adjust the ceiling price of each of the Debentures if the holder of such debenture refrained from conversions and short sales from approximately the middle of January through April 11, 1997. As a result the conversion price of each of the original Convertible Debentures has been reduced from $4.00 per share (pre-Reverse Stock Split price) to $1.50 per share (post-Reverse Stock Split price). As of the date hereof, $3,786,000 principal amount of such Original Convertible Debentures have been converted into 2,314,640 shares of Common Stock (post Reverse Stock Split Shares).

    During May 1996, the Company initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. Both companies conducted due diligence on the business and prospects of each other, including discussions about the structure and terms of possible combinations. As a result of these discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and terminated discussions with Aydin. At the present time, the Company continues to hold its Aydin shares and has pledged such Aydin shares as security for borrowings of $2,000,000. See "Capital Raised."

    On January 23, 1997, Aydin and the Company entered into a Registration Rights Agreement granting the Company and each subsequent holder of at least 250,000 of the shares of Aydin Common Stock currently held by the Company the right on two occasions to demand registration of such shares and in addition granting piggyback registration rights. Each demand is deemed to be an offer to sell to Aydin or its assigns all shares covered by such demand at the then current market price. The offer must be accepted or it lapses within ten days.

    On April 4, 1997, Aydin filed a Registration Statement on Form S-3 (the "S-3") covering the 596,927 shares of Aydin stock held by the Company (the "Aydin Shares"). The Company has granted an assignable option (the "Bard Option") to I. Gary Bard, the Chairman of Aydin, to purchase the Aydin Shares held by the Company for $11 per share. The option expires on the earliest of (i) the close of business on the fifth business day following the effective date, as determined by the Securities and Exchange Commission, of the S-3 or (ii) June 2, 1997. If the option is not exercised, the Company intends to sell the Aydin Shares in public or private sales at the then prevailing market price or upon negotiated prices.

    As a result of the termination of the merger discussions, and the Company's decision to sell the Aydin Shares the Company has recorded a $5,156,000 charge to expense representing the difference between the amount paid by the Company for the shares of Aydin Common Stock and the estimated net realizable value of such shares. In addition, approximately $689,000 of costs incurred in connection with the terminated merger discussions with Aydin has been charged to expense in 1996. The closing price of Aydin common stock as reported by the NYSE at April 7, 1997 was $11 1/8 per share.

     Joint Venture with IAI. The Company has determined that the Joint Venture is not an essential element of its core strategy. As a result, the Company has concluded that it will not make any further investments of capital in the Joint Venture and that it will explore its strategic options with respect to the Joint Venture and has decided to sell or otherwise dispose of its interest in the Joint Venture. The Company is unable at this time to predict whether it will be able to sell its interest in the Joint Venture, or the timing or consideration for such sale or other disposition. If the Company refuses to provide additional capital to the Joint Venture when necessary, the Company will be in default under its agreement with IAI and the Company may forfeit its interest in the Joint Venture.

    The Company has selected one application for development and exploitation, the Vista Application ("Vista") and a licensee, Vista Computer Vision, Ltd. ("VCV") has been formed. Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. Based on the current business plan of VCV, VCV will need additional capital in the second half of 1997. The $1,000,000 funding for the initial operations of VCV was made by EATI in June 1996 through a capital contribution of $250,000 to ITI and a loan of $750,000 to VCV as evidenced by a $750,000 Subordinated Capital Note. The note matures five years after its issuance and bears interest at 8% per annum. Payments on the note may be made only out of remaining profits of VCV after distribution of at least 50% of all accumulated profits. Upon liquidation of VCV, the note would be subordinate to all other debts of VCV but would have a preference over payments to equity holders of VCV.

    On June 28, 1996, the Company loaned $1 million to EATI (the "EATI Loan") to enable EATI to make the above capital contribution to ITI, which, in turn, funded VCV, and to make the loan to VCV. The EATI Loan bears interest at 10% per annum, payable annually. The principal is repayable in five equal annual installments beginning on June 1, 2002 and continuing on June 1 of each year thereafter. The Company may at its option, accelerate the EATI Loan and demand repayment 18 months after the date of issuance of the loan. The EATI Loan is subordinated to all other debts of EATI but would have a preference over payments to equity holders of EATI.

    At December 31, 1996, the Joint Venture formed with IAI had remaining funds of $7,608,000. Such funds can only be used to fund expenses of the Joint Venture. With the exception of the initial investment of $6.3 million in EATI, and the EATI Loan, the Company is unable to determine at this time the effect, if any, of the Company's investment in the Joint Venture on the results of operations of the Company or on its liquidity and capital resources. As a result of the Company's reduced level of capital (as compared to December 31, 1995) and its decision to commit such capital to Tanon, the Company has decided not to provide funding for any additional applications for development and exploitation and has decided not to provide additional funding for Vista. Failure to make additional required capital contributions would be a default under the joint venture agreement with IAI. If the Company is in default as described above, it may not be able to recover such Restricted Cash and may forfeit its interest in the Joint Venture. In addition, the Company is reviewing its options relative to the Joint Venture and has decided to sell or otherwise dispose of its interest in the Joint Venture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company has decided to sell or otherwise dispose of its interest in the Joint Venture. The Joint Venture has been classified as an unconsolidated subsidiary held for sale and the carrying value has been adjusted, by a charge to other expense of $1,647,000 in 1996, to management's best estimate of net realizable value based on a discounted cash flow analysis of anticipated proceeds less cost of disposal.

    BarOn Investment. BarOn has incurred significant losses and had negative cash flows from operations since inception. BarOn currently has no revenues from operations. BarOn's financial projections indicate that operating losses and negative cash flows will continue at least through the remainder of 1997. BarOn is currently seeking additional financing to fund its on-going operations and has indicated that it intends to sell the 95,694 shares of common stock of the Company that are currently held by BarOn to satisfy a portion of such financing needs. BarOn has sold 25,200 of such shares and expects to receive gross proceeds of $125,000 from such sales. These proceeds represent BarOn's only current available resources. BarOn's other resources consist of approximately $140,000 being held as security for a letter of credit to one of its vendors. BarOn is currently negotiating for the release of any such funds beyond the obligations to this vendor. The Company has ceased making advances under the BarOn Loan Agreement and has informed BarOn that it will not make further major advances.

     BarOn's current obligations to vendors, employees, attorneys and accountants for professional services, and otherwise currently exceed $600,000 and BarOn is currently unable to meet such current obligations. In February 1997, James M. Curran, the acting Chief Executive Officer of BarOn resigned to seek other opportunities. In March 1997, Dr. Ehud Baron resigned as an officer of BarOn and Irwin L. Gross, Chairman of the Company has been designated acting President of BarOn. At the request of certain creditors of BarOn, a hearing was held in the regional court of Haifa, Israel on April 8, 1997 to appoint a temporary receiver for BarOn. The hearing was adjourned without any action being taken other than rescheduling the hearing to June 23, 1997.

     Management of BarOn is attempting to design a plan to reorganize BarOn to avoid a liquidation of BarOn. Such a plan would involve restructuring the operations of BarOn to minimize costs, attempting to negotiate reduced payments or revised payment schedules with creditors of BarOn, and obtaining additional debt or equity financing of BarOn. As part of the development of this plan, the Company has requested that the management of BarOn conduct an intensive review of the development status of the technology of BarOn along with an estimate of the additional cost and time necessary to develop a marketable product. No assurance can be given that BarOn will be successful in the efforts to implement a restructuring plan.

    On July 1, 1996, the Company entered into a Loan Agreement (the "BarOn Loan Agreement") with BarOn. Pursuant to the BarOn Loan Agreement, the Company has agreed to provide to BarOn a revolving line of credit of $2 million until July 1, 1998 ("Revolving Line Period"). During the Revolving Line Period, any unused availability under the line will be reduced in the event, and to the extent, that BarOn is able to obtain other funds through equity or debt financing. Advances under the line will be made in the Company's sole discretion. Such advances bear interest at an annual rate equal to the sum of the base commercial rate (the "Base Rate") as determined by Schroder from time to time plus one and one half percent (1-1/2%). Interest is due each calendar quarter and, at the option of BarOn, any payment for such interest may be deferred until the succeeding July 1. Deferred interest bears additional interest at the rate of two and one-half percent (2-1/2%) plus the Base Rate. The Company, at its option, may require that interest be paid in cash or by issuance of ordinary shares of BarOn at an agreed value of $4.00 per share (the "Agreed Value"). BarOn, at its option, may make any interest payments due on or before July 1, 1997 in ordinary shares of BarOn at the Agreed Value. As of March 31, 1997, BarOn had borrowed $1,368,705, which was outstanding under the BarOn Loan Agreement. In addition, the entire amount outstanding under the line of credit during and upon expiration of the Revolving Line Period is due on the earliest to occur of (i) an initial public offering by BarOn, (ii) the sale of equity or borrowings by BarOn exceeding the amount outstanding by at least $500,000 (unless prohibited by such lender or investor), (iii) availability of excess cash flow from operations in an amount equal to or in excess of the amount outstanding, or (iv) June 1, 2000.

    In consideration of the Company's agreement to open the line of credit, BarOn has granted the Company antidilution protection for all shares currently owned by the Company. This protection provides that the Company will be issued additional shares if BarOn issues shares of its capital stock, instruments convertible into such stock, or options or warrants to purchase such shares, at any price below the Agreed Value. In addition, BarOn issued the Company a warrant (the "BarOn Warrant") to purchase 1 million shares of BarOn's ordinary shares at any time before

July 1, 2001 at an exercise price equal to the Agreed Value. The BarOn Warrant contains antidilution provisions substantially similar to those described above and the Company has piggyback and demand registration rights for shares purchased pursuant to the BarOn Warrant.

    The Company and BarOn have also revised their agreement, effective on July 1, 1996, regarding the manufacture of the products of BarOn. The revised agreement has a five year term and provides that the Company or a subsidiary of the Company will manufacture all of BarOn's products on an exclusive basis at a price established based on actual component costs plus labor charges, overhead and an agreed upon profit margin. This price is consistent with prices charged to unrelated customers of the Company for comparable manufacturing services. As of the date of this report, the Company is not yet manufacturing products for BarOn.

     Tri-Star Technologies. On December 23, 1996, the Company signed letters of intent to acquire Tri-Star Technologies Co. ("Tri-Star") and the approximately 120,000 square foot building and real property occupied by Tri-Star in Methuen, Massachusetts. Tri-Star is a full service contract manufacturer that fabricates PC boards, designs and builds electronic prototypes, and assembles and tests a wide range of products, including printed circuit boards. The purchase price for the building and real property is $3.5 million; payable $2.5 million in cash and $1.0 million in Common Stock of the Company. The purchase price for Tri-Star is $16 million, of which $1 million was made as a non-refundable deposit in January, 1997. The remaining $15 million is payable $9 million in cash at closing and $6 million in Common Stock of the Company. In addition to the cash necessary to complete the purchase of Tri-Star, the Company would need additional capital to provide adequate working capital for the ongoing operations of Tri-Star. Closing of these purchases is subject to completion of due diligence by the Company and approval by the Board of Directors of the Company. If closing does not occur by July 31, 1997, Tri-Star may terminate discussions and retain the non-refundable deposit.

     The Company does not have sufficient available capital resources to complete the purchase of Tri-Star and the related property. For a more complete discussion of the Company's capital resources see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources: 1996".

     The Company will attempt to negotiate a reduction of the portion of the purchase price due at closing and in addition will consider raising additional capital in the form of debt or equity to enable it to complete the purchase of Tri-Star, however no assurance can be given that the Company will be successful in such negotiations or in raising the additional capital. Accordingly, no assurance can be given that such acquisition will occur. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources: 1996".

    Resignations. Effective November 15, 1996, Joseph R. Spalliero resigned as President and Director of the Company. Upon the expiration of Mr. Spalliero's employment agreement on January 3, 1997, Mr. Spalliero became an independent sales representative for Tanon. Mr. Spalliero agreed to limit the sale of his shares of Common Stock in the Company during any calendar quarter through December 31, 1998 to 25,000 shares per each quarter. After such period, there will be no further restrictions on the sales of his shares. Irwin L. Gross, Chairman of the Board of the Company, has succeeded Mr. Spalliero as the President of the Company. Effective January 17, 1997, Bruce P. Murray resigned as a Director of the Company. Effective January 27, 1997, David J. Reibstein resigned as a Director of the Company.

     Reverse Stock Split. On December 16, 1996, the Board of Directors of the Company approved and declared a one-for-four reverse stock split of the shares of Common Stock of the Company which became effective as of the close of business on December 27, 1996 (the "Record Date"), such that each holder of record on the Record Date was entitled to receive, as soon as practicable thereafter, one (1) share of no par value Common Stock of the Company for every four (4) shares of no par value Common Stock held by such person on the Record Date (the "Reverse Stock Split"). All references to shares, share prices, per share amounts and stock option plans have been adjusted to give retroactive effect to the one-for-four reverse stock split.

    Capital Raised. The Company has incurred significant losses and had negative cash flows from operations in each of the last three years. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $33,200,000 and $15,870,000 during 1995 and from January 1, 1996 through January 31, 1997, respectively, from the issuance of Common Stock, the exercise of stock options and warrants, borrowings secured by the Aydin Shares, and the sale of convertible notes and debentures. Among such capital raising activities, in December 1995, the Company completed the sale of 7% convertible subordinated notes of the Company in the aggregate principal amount of $10,000,000 to GFL Performance Fund Limited ("GFL Performance Fund") and GFL Advantage Fund Limited ("GFL Advantage Fund"). As of this date, $7,930,000 principal amount of such notes had been converted into 810,661 shares of the Company's Common Stock in accordance with their terms. On August 19, 1996, GFL Performance Fund Limited transferred and assigned its $1,025,000 outstanding principal amount note of the Company to an unrelated third party, who thereafter converted such note. Also, on August 19, 1996, GFL Advantage Fund transferred and assigned its $2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, Chairman of the Company and certain related family trusts ("the "Note Holders"). In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain Convertible Notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 (the "Original Convertible Notes") to the Note Holders. These Original Convertible Notes had a maturity date of December 29, 1997 and were convertible into shares of the Company's Common Stock at the fixed conversion price per share of $2.67 (pre Reverse Stock Split basis). On February 6, 1997, the Company amended the Original Convertible Notes (the "Convertible Notes") by (i) increasing the aggregate principal amount of such notes to $2,725,000 (the purchase price paid by the Note Holders for the Original Convertible Notes) and (ii) reducing the fixed conversion price of such notes to $1.50 per share, such amendments were made in consideration of the Note Holders foregoing interest and making available certain other loans to the Company.

    In May and June 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin Corporation. See "1996 Developments - Acquisition of Common Stock of Aydin Corporation and Issuance of Convertible Debentures."

    During the period beginning on October 25, 1996 and ending on April 10, 1997, the Company has borrowed a total of $4,520,000 from the Chairman of its Board of Directors, certain related trusts and unaffiliated investors. These loans are represented by certain 10% Series A Convertible Notes (the "Series A Notes") issued by the Company. The Series A Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering.

    The Series A Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. Interest is payable at the option of the holder in cash or stock of the Company or Tanon at the conversion prices described above. Repayment of the Series A Notes will be secured by a second lien on the stock of Tanon held by the Company and on substantially all the assets of Tanon. These notes are subordinated to amounts owed by Tanon to Schroder and the ability of Tanon to distribute or loan funds to the Company to make interest payments on the Series A Notes is restricted pursuant to the Schroder Loan Facility.

    In addition, during January 1997, the Company borrowed $1,000,000 from each of two unrelated parties, Ace Foundation, Inc. ("Ace") and Millenco, LP ("Millenco"). These loans are represented by two promissory notes in the principal amount of $1,000,000 each (the "EAI Notes") issued by the Company to Ace and Millenco, respectively. The EAI Notes will mature on January 6, 1999 and January 17, 1998, respectively, and are not convertible into Common Stock of either the Company or Tanon. The EAI Notes bear interest at the rate of 13.5% per annum, payable on the first day of each month beginning as early as March 1, 1997. Repayment of the EAI Notes is secured by a lien on the Aydin Shares. In consideration for such loans, the Company also granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant").

Contract Electronic Manufacturing

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

    The Company manufactures over 1,500 different assemblies which are incorporated into product lines of over 30 different companies. The Company provides contract electronic manufacturing services primarily for manufacturers of: micro, mini and mainframe computers; computer peripheral equipment; high quality graphic equipment; office equipment; telecommunications equipment; consumer appliances, industrial tools and measuring devices.

    The technology required to manufacture electronic products is becoming increasingly costly and complex. Traditionally, manufacturers used the so-called "through-hole" technology in assembling printed circuit boards. However, a newer technology, known as "surface-mount" technology ("SMT") has gained acceptance in the manufacture of these products.

    The Company has invested in new manufacturing equipment to accommodate the increased business for SMT equipment. SMT allows for production of a smaller circuit board, with greater component and circuit density, resulting in increased performance. Management believes that SMT will continue to constitute an increasing percentage of printed circuit board production and assembly.


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

    Substantially all of the Company's net sales during the year ended December 31, 1996 were derived from customers which were also customers of the Company during 1995. In 1996, the customers which accounted for more than 10% of the Company's net sales were Advanced Fibre Communications, Inc., Dialogic Corporation and Iris Graphics, which accounted for 33%, 16%, and 13% of net sales, respectively. Currently, the Company remains dependent upon its large customers. The loss of one or more of these customers could have a material adverse effect on operations. Since customer contracts can be canceled and purchase levels can be changed or purchases delayed at any time, the timely replacement of canceled, delayed or reduced contracts with new orders cannot be assured. In addition, substantially all of the Company's customers are in the computer, telecommunications and electronics industries which are each subject to rapid technological changes. Such technological changes could have a material adverse effect on the Company's major customers which, in turn, could have a material adverse effect on the Company's results of operations. Because the loss of one or more of these customers could have a material adverse effect on its operations, the Company maintains continuous dialogue with all its customers to ensure satisfactory quality and an on-time delivery service. Also, the Company's marketing programs are focused to identify and develop opportunities to provide contract electronic manufacturing services to new customers.

    Historically, the Company has had substantial recurring sales from existing customers. The Company seeks to develop long-term relationships with a small number of customers. Current marketing efforts are aimed at obtaining similar long-term relationships with new customers, as well as maintaining its current customer base. Although the Company believes that its relations with its customers are good and that their business will continue, specific purchase orders are generally of less than one year in duration, and there is no assurance that future orders will be obtained. The volume of contract manufacturing business also depends upon the success of customers' sales.

    The Company employs a variety of marketing techniques for the sale of its services, including direct sales efforts by an in-house sales force, and the utilization of independent sales representatives.

    The Company's contract electronic manufacturing services in 1996 were provided to customers in the following markets in the approximate percentage of Company sales, respectively, indicated:



Market Served                                                               Customers Representing 10% or
-------------                                                               -----------------------------
by Customers                            Percentage of 1996 Sales            more of Sales
------------                            ------------------------            -------------

Telecommunications                                62%                      Advanced Fibre Communications,
                                                                           Inc., Dialogic Corporation
High Quality Graphics                             14                       Iris Graphics, Inc.
Computer Peripherals                              11
Power Generation                                   4
Medical Devices                                    3
Computers                                          2
Miscellaneous                                      4
                                                 ---
      Total                                      100%
                                                 ===


Backlog

    The Company's backlog consists of firm purchase orders which typically are shipped within twelve months from time of receipt of the order. Because purchase orders may be accelerated or deferred by rescheduling or canceled by payment of cancellation charges, backlog does not necessarily reflect future sales levels. The Company's backlog at the end of 1996 was $27,958,000. It is anticipated that substantially all of the 1996 year-end backlog will be delivered in 1997. The Company's backlog at the end of 1995 was $47,305,000.


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

Employees

    As of December 31, 1996, 1995 and 1994, the Company had 449, 514, and 334 total employees, respectively. Individuals employed at the Company's manufacturing facility in Nogales, Sonora, Mexico, which has been sold, and included in such totals were 124 in 1994 .

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

Suppliers

    The Company relies on third-party suppliers for components which it uses in its assembly processes. Components generally are ordered when the Company has a firm purchase order or letter of intent from a customer to purchase the completed assemblies. At various times in the electronics industry there have been shortages of these kind of components. However, the Company is not dependent upon a single source of supply for materials or components that it considers important to its business, because multiple suppliers are available for most important components or their substantial equivalent.

Competition

    The Company competes with numerous domestic and offshore contract manufacturers as well as the in-house manufacturing capabilities of certain of its existing and potential customers. Some of the Company's competitors have substantially greater manufacturing, financial and marketing resources than the Company. The Company believes that the significant competitive factors in contract manufacturing are technology, quality, service, price and ability to deliver finished products on a timely and reliable basis. The Company believes that it competes favorably with respect to these factors.

Contracts

    The Company's contracts provide for services to be performed primarily on a fixed-price basis, although change orders on large contracts are not unusual. The contracts generally provide termination rights for customers, but upon such termination the Company would be entitled to reimbursement for allowable costs already incurred. The Company has no long-term contracts for the sale of services that are individually material.

Facilities

    See "Properties" at Part I, Item 2 of this Annual Report on Form 10-K.

International Operations

    BarOn and ITI conduct their operations primarily in Israel.

Patents and Trademarks

    The Company does not hold any patent rights which are material to the contract electronic manufacturing business, nor does the Company believe that patent protection is an important competitive factor in its market. The Company has received federal trademark registration for the mark "EAI", which is also registered in many other countries.

ITEM 2. PROPERTIES

    Currently, the Company's executive offices are located at 185 Monmouth Parkway, West Long Branch, New Jersey 07764 at which the Company presently occupies approximately 81,000 square feet. During 1996 the lease on the Company's Tucson, Arizona facility was canceled.

    The Company, through its wholly-owned subsidiary, Tanon, occupies a single facility with 105,000 square feet at 46360 Fremont Boulevard, Fremont, California, through which it conducts production and administrative operations for its West Coast customers.

    See Note 4 of the Notes to Consolidated Financial Statements at Part II Item 8, of this Annual Report on Form 10-K for information regarding the rents payable under the above leases.

ITEM 3. LEGAL PROCEEDINGS

    Lemco Associates.

    In October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and is seeking damages in unspecified amounts. EAI has denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and cross claims against co-defendants and others for indemnification and contribution. In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights. Discovery in this matter is ongoing. By letter dated January 22, 1997, Lemco provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it has expended approximately $609,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $5,000,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation, as well as anticipated New Jersey Department of Environmental Protection and Energy ("DEPE") oversight costs and fees for legal oversight and consultation. Further, by letter dated June 7, 1995, Lemco provided the Company with an appraisal report made by a real estate appraisal company engaged by Lemco in support of Lemco's claim for diminution in the value of the property. Such report states that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and as of April 14, 1995 was $750,000. Lemco's appraisal expert subsequently determined in October 1995 that the value of the property as of April 14, 1995 was $960,000. Lemco purchased the property in question in 1979 for approximately $400,000. Lemco's environmental consultants have recently issued a new report indicating that, based upon further hydrogeologic data, the contamination occurred before 1979. The Company's experts have estimated that, based upon hydrogeologic data gathered to date by Lemco's experts, the major source of continuing contamination of groundwater was released into the water table about late 1984 or, using more conservative extrapolations, about mid-1979. Based on the foregoing, management believes that the range of possible loss in this matter ranges from zero to approximately $8.24 million, not including costs and expenses, such as legal and expert fees, which will be incurred in connection with this matter, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above. The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are overstated. The Company's experts have estimated the cost of remediation as between $1.5 million and $2.5 million. There is no assurance that the outcome of this matter will come within the above-mentioned range of possible loss.

    The Company is vigorously defending this matter. On May 3, 1996, the Superior Court of New Jersey referred this case to mediation in an effort to explore opportunities for settlement. Mediation proceedings have commenced and continued through March 1997 and the case is currently scheduled for trial beginning on April 28, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following information is provided with respect to the Annual Stockholders Meeting of the Company.

         a)  Held: May 30, 1996.

         b)  Directors Elected:
                                                                    NO. OF VOTES
                                              VOTES                 WITHHOLDING
                                              FOR                   AUTHORITY
                                              -----                 ------------
             Seth Joseph Antine           12,053,775                972,786
             Mark S. Hauser               12,054,896                971,665
             Jules M. Seshens             12,639,441                387,120


         Directors whose term continued:

             Irwin L. Gross
             Bruce P. Murray              Resigned January 17, 1997
             David J. Reibstein           Resigned January 27, 1997
             Joseph R. Spalliero          Resigned November 15, 1996
             William Spier

         c)  Other Matters Voted on by Shareholders:

         1. To amend the Company's Equity Incentive Stock Option Plan to increase the number of shares of Common Stock of the Company reserved for issuance under such plan from 1,500,000 to 2,250,000 shares.

                        VOTES             VOTES
                        FOR               AGAINST      ABSTAINING
                        -----             -------      ----------
                       3,088,133          1,885,851    71,091


         2. To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year 1996.

                        VOTES             VOTES
                        FOR               AGAINST      ABSTAINING
                        -----             -------      ----------
                        12,875,782        120,778      30,001

     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    EAI's Common Stock is traded on the New York Stock Exchange ("NYSE"). The range of quarterly Common Stock price for 1996 and 1995 is as follows:


             1st Quarter                2nd Quarter                3rd Quarter                4th Quarter
-----------------------------------------------------------------------------------------------------------------------
            High      Low              High      Low              High      Low              High      Low
          -------------------        -------------------        -------------------        ----------------------------
1996       21 1/2     12              22 1/2     13                17       10                12      1 5/8     (1)
1995       38 1/2   25 1/2              36       23                47     22 1/2            24 1/2   17 1/2

(1) Effective as of the close of business on December 27, 1996 (the "Record Date"), there was a one-for-four reverse stock split of the shares of Common Stock of the Company. All historical stock prices above and throughout this document have been restated to reflect the reverse stock split.

    There were approximately 4,021 record holders of the Company's Common Stock as of April 10, 1997.

    The Company has not had a profitable year since 1990 and there have been no cash dividends declared since 1956 and no stock dividends declared since 1966. If the Company were to become profitable, it would expect that all of such earnings would be retained to support the business of the Company. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

     Although the Company's Common Stock is currently listed and trading on the NYSE, currently and since September 11, 1991, the Company has not been in compliance with one or more of the criteria necessary for continued listing on the NYSE. The Company and the NYSE have had discussions with respect to this issue. As of the date of this Report, the Company believes that it is in compliance with all of the NYSE's continued listing criteria, with the exception of not having the minimum net tangible assets available to Common Stock of $8,000,000 and minimum average earnings of $600,000 for each of the last three fiscal years. To the Company's knowledge, as of the date hereof, the NYSE has not taken any affirmative action to delist the Common Stock, but, as it has each time it has authorized the listing of additional shares on the NYSE, it stated in letters dated March 29, 1995, March 14, 1996, August 29, 1996, December 16, 1996 and December 27, 1996 approving the listing of additional shares of Common Stock, that consideration is being given to the appropriateness of continued listing of the Company's Common Stock. Management of the Company met with representatives of the NYSE on March 6, 1996 to discuss this matter and the Company's financial plan for 1996, after which the NYSE indicated in its letter dated March 14, 1996 that the Company's financial results for the first quarter of 1996 will be reviewed and measured against such plan. Management of the Company met again with representatives of the NYSE on July 31, 1996 to discuss the Company's results of operations for the first quarter ended March 30, 1996 and the Company's future plans, with no further changes or developments resulting from such meeting. If the Company's Common Stock is delisted from the NYSE, it could have a material adverse effect on the price and liquidity of the Company's Common Stock and the Company's ability to raise capital from the sale of equity.

    In the event that the Company's Common Stock is delisted from the NYSE, it could seek to list its Common Stock on the National Association of Securities Dealers Inc.'s Automated Quotation System ("NASDAQ") or on another exchange. Although the Company believes that it is currently eligible for listing on the NASDAQ Small-Cap Market System (but not on the NASDAQ National Market System), there can be no assurance that the Company would be eligible for listing its Common Stock on NASDAQ or any exchange at such time. If the Company would be ineligible to list its Common Stock on NASDAQ or any other exchange at such time, there would be no established trading market for the Company's Common Stock except as may be established in the National Association of Securities Dealers Inc.'s OTC Bulletin Board Service or in the "pink sheets," which could have a material adverse effect on the price and liquidity of the Company's Common Stock. In addition, the Company's Common Stock could then become subject to the Commission's "penny stock" rules which regulate broker-dealer sales practices. Such rules could restrict the ability of broker-dealers to sell the Company's Common Stock, which could also have a material adverse effect on the price and liquidity of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                               (Thousands of Dollars Except for Per Share Amounts, Common
                                                        Shares Outstanding and Other Data)
                                                   1996         1995      1994        1993      1992
--------------------------------------------------------------------------------------------------------------
                                                               [----Note 1----]
Operating Results:                               [------Note 4-------]
  Net Sales from Continuing Operations           $ 81,625    $ 77,085    $30,539    $26,024    $22,248
  Provision for Restructuring                    $   --      $   --      $ 2,400    $  --      $   285
  Loss from Continuing Operations before Taxes   $(29,954)   $(30,894)   $(4,784)   $(5,348)   $(3,524)
  Loss from Continuing Operations, Net           $(29,954)   $(30,894)   $(4,784)   $(4,664)   $(3,189)
  Income from Discontinued Operations, Net       $   --      $   --      $  --      $ 1,327    $   651
  Net Loss                                       $(29,954)   $(30,894)   $(4,784)   $(3,337)   $(2,538)
  Income (Loss) Per Common Share:
    Continuing Operations (Note 3)               $  (6.24)   $ (10.01)   $ (3.79)   $ (7.04)   $ (4.88)
    Discontinued Operations                      $   --      $   --      $  --      $  2.00    $  1.00
    Net Loss (Note 3)                            $  (6.24)   $ (10.01)   $ (3.79)   $ (5.04)   $ (3.88)
--------------------------------------------------------------------------------------------------------------
Financial Position:
  Current Assets                                 $ 22,319    $ 37,022    $16,969    $ 7,355    $14,547
  Current Liabilities                            $ 31,485    $ 25,834    $12,603    $ 8,614    $11,594
  Long Term Obligations                          $ 12,400    $ 16,028    $ 2,998    $ 4,694    $ 5,466
  Working Capital                                $ (9,166)   $ 11,188    $ 4,366    $(1,259)   $ 2,953
  Net Equipment and Leasehold Improvements       $ 10,522    $  8,048    $ 2,719    $ 3,603    $ 4,344
  Total Assets                                   $ 50,971    $ 61,252    $22,845    $12,762    $19,836
  Shareholders' Equity (Deficit)                 $  7,086    $ 19,390    $ 7,244    $  (546)   $ 2,776
  Common Shares Outstanding (Note 3)                5,601       4,011      2,027        665        662
  Book Value per Common Share (Note 3)           $   1.27    $   4.84    $  3.56    $ (0.84)   $  4.20
--------------------------------------------------------------------------------------------------------------
Other Data:
     Number of Shareholders of Record               4,152       4,254      4,447      4,600      4,718
     Number of Employees                              449         514        334        315        458
  Orders Received (Note 2)                       $ 62,400    $105,150    $30,326    $18,805    $31,592
  Sales Backlog at Year-End                      $ 27,958    $ 47,305    $19,240    $19,453    $26,676


Note 1-1995 amounts include the impact of the Tanon Acquisition, BarOn investment, and Joint Venture with IAI (See Note 3 of the Notes to Consolidated Financial Statements as Part II, Item 8 of this Annual Report Form 10-K).

Note2-Orders received in 1995 includes $15,710,000 of Tanon backlog at December 31, 1994.

Note 3-The Board of Directors approved a one-for-four reverse stock split of the shares of Common Stock of the Company to be effective as of the close of business on December 27, 1996. The transaction had the effect of reducing the number of net shares outstanding to 5,600,632 shares from 22,402,528 shares.
In addition, all references referring to shares, share prices and per share amounts have been adjusted to give retroactive effect to the one-for-four reverse stock split.

Note 4-The Company has decided to sell or otherwise dispose of its interest in the Joint Venture and, accordingly, such interest has been classified as an unconsolidated subsidiary held for sale. 1995 amounts have been reclassified to conform to the 1996 presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Overview

    On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin, representing approximately 11.64% of the outstanding common shares of Aydin. During May 1996, the Company initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. After due diligence and numerous discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and has terminated discussions with Aydin. For a more thorough discussion of this transaction. See
Part I, Item 1, "Business -- 1996 Developments-Acquisition of Common Stock of Aydin Corporation and Issuance of Convertible Debentures."

    On June 28, 1996, the Company, through its subsidiary, EATI, provided the initial funding in the amount of $1,000,000 for the establishment of VCV, the first licensee formed under the Joint Venture. For a more thorough discussion of this transaction. See Part I, Item 1, "Business -- 1996 Developments-Joint Venture with IAI."

    On December 23, 1996, the Company's contract manufacturing subsidiary, Tanon, signed a binding letter of intent to acquire Tri-Star and in January, 1997 placed an initial deposit of $1.0 million toward the purchase of Tri-Star. The letter of intent is binding on Tri-Star, but subject to approval by the Board of Directors of the Company. Completion of the acquisition is subject to due diligence reviews by Tri-Star, Tanon and the Company, as well as execution of a definitive purchase agreement. For a more thorough discussion of this transaction. "See Part I, Item 1, Business -- 1996 Developments - Tri-Star Technologies."

Results of Operations:  1996 compared to 1995

    During 1996, the Company's sales increased to approximately $81.6 million from approximately $77.1 million in 1995 and cost of sales increased both in total value and as a percentage of sales. Selling, general and administrative expenses also increased both in total value and as a percentage of sales. The Company had a net loss of approximately $29.9 million for 1996, which included a charge of approximately $5.2 million for an unrealized loss on its investment in Aydin Corporation, a charge of approximately $4.2 million representing additional interest expense incurred in connection with the issuance of convertible debt, a write-down of the Company's investment in the Joint Venture by $1.6 million resulting from the Company's decision to sell or otherwise dispose of such investment and charges of approximately $1.4 million primarily representing the charge to expense of purchased in-process research and development resulting from the Company's investment in BarOn. This compared with a net loss of approximately $30.9 for 1995, which included a charge of approximately $19.6 million representing the charge to expense of purchased in-process research and development resulting from the Company's investments in BarOn and the Joint Venture with IAI.

    The increase in sales to $81,625,000 in 1996 from $77,085,000 in 1995 resulted primarily from an increase in sales to the existing customer base and sales to several new customers partially offset by the loss of two customers. Sales to existing customers in 1996 were approximately $69,100,000 and sales to new customers were approximately $12,500,000.

    Cost of sales in 1996 increased to $81,145,000 from $76,422,000 in 1995 and increased as a percentage of revenue in 1996 to 99.4% compared with 99.1% in 1995. The increase in absolute terms was primarily due to the increase in revenues. The increase as a percentage of sales was primarily due to the low margins on one large initial contract with a new customer. Revenues from this customer in 1996 were approximately $4,000,000. The Company completed this contract at the end of 1996 and negotiated higher sales prices on a new contract with this customer in early 1997. The impact on cost of sales resulting from this contract was partially offset by a decline in material costs resulting from a market driven decline in prices of memory chips which are a component in many products assembled by the Company. Cost of sales as a percentage of revenue is impacted by margins on individual contracts and the total amount of revenues relative to fixed cost. The Company considers its margins on individual contracts to be acceptable. Therefore, a reduction in cost of sales as a percentage of revenue will result from an increase in sales in addition to improvements in other elements of cost of sales.

    Gross profit from contract manufacturing was $480,000 in 1996 compared with $663,000 in 1995. The decline in profit was due to the same elements that caused an increase in cost of goods sold between the two periods.

    Selling, general and administrative expenses increased to $11,379,000 in 1996 from $9,703,000 in 1995. The increase was primarily a result of additional expenses in the amount of $689,000 relating to the terminated merger discussions with Aydin Corporation, an increase in the amount of $800,000 in allowance for doubtful accounts primarily related to one former customer and, to a lesser extent, additional sales, general and administrative staff hired during the fourth quarter of 1995 to support the increased level of sales and sales effort at Tanon and additional general and administrative expenses incurred in connection with operating EAI principally as a holding company. All operations are now conducted by its subsidiaries with EAI providing strategic, financial and other support to these subsidiaries. Selling, general and administrative expenses as a percentage of revenue increased to 13.9% in 1996 as compared to 12.6% for the same period in 1995.

    Purchased research and development primarily represents approximately $1,000,000 of the funding provided to BarOn under the BarOn Loan Agreement which management has determined to be in-process research and development with no alternative future use and, accordingly, which, was charged to expense.

    Interest income of $229,000 in 1996 increased from $180,000 in 1995. This increase was a result of the investment of funds received from the sale of convertible notes in December 1995 in the amount of $10,000,000.

    Interest expense in 1996 was $7,559,000 compared to $1,357,000 in 1995. The increase is primarily attributable to a charge to interest expense in the amount of $4,200,000 reflecting the amortization of the fixed discount feature of convertible notes and debentures issued in December 1995 and May and June 1996, and to a lesser extent the stated interest on convertible notes and debentures, a $655,000 charge representing the increase in the principal amount of the Original Convertible Notes and interest on capitalized leases related to equipment acquired in 1995 and 1996.

    The loss on investment is a result of the write down of the Company's investment in Aydin Corporation by $5,156,000 due to a decline in the market price of Aydin Common Stock considered to be other than temporary

    Other expenses in 1996 were $5,186,000 compared to $1,131,000 in 1995. The increase is primarily attributable to a write down of the Company's investment in the Joint Venture by $1,647,000 resulting from the Company's decision to sell or otherwise dispose of such investment (See Item 1 - 1996 Developments -- Joint Venture with IAI), a decline in the market value of EAI Common Stock securing a note receivable by $907,000, a write off of fixed assets of $563,000 and an increase of approximately $350,000 in the Company's share of cost in the Joint Venture.

Results of Operations:  1995 compared to 1994

    During 1995, the Company's sales increased, cost of sales increased (both in total value and as a percentage of sales), and selling, general and administrative expenses increased in total but decreased as a percentage of sales. The Company had a loss from operations of $28,586,000 for 1995, which included charges of $7,874,000 and $11,672,000, representing the charge to expense of purchased in-process research and development resulting from its investments in BarOn and the Joint Venture with IAI, respectively. This loss compared with a loss from operations of $4,211,000 in 1994 which included a provision for restructuring of $2,400,000.

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

    Cost of sales in 1995 increased to $76,422,000 from $27,759,000 in 1994 primarily due to the additional sales generated by Tanon. Cost of sales increased, as a percentage of revenue, to 99.1% in 1995 compared with 90.9% in 1994, resulting primarily from (i) the increase in materials cost for a customer with whom the Company has expanded its material handling services, (ii) a price reduction in sales of material by Tanon to one of its existing customers, which was negotiated in response to competitive pricing pressures, and (iii) a shift in the New Jersey facility's focus from low volume, high margin customers to high volume, low margin customers which resulted in a lower gross profit margin and a higher volume break-even point for the facility. In addition, the Company incurred a loss on services rendered to a major customer. In January, 1996 the Company renegotiated the pricing on future services for this customer. Also during the fourth quarter of 1995, the Company initiated action to reduce its material cost as a percentage of revenues. This action includes hiring new personnel to increase the Company's material purchasing skill level and upgrading the Company's material control computer system. Consistent with the Company's shift in focus to high volume during 1995 the Company began the process of adding to and upgrading its high speed SMT capabilities. Two new high speed SMT lines were acquired in 1995 to increase the existing New Jersey facility capabilities, a new high speed SMT line was acquired in early 1996 to increase the Fremont facility capabilities and two additional high speed SMT lines are planned to replace two older lines in 1996. Cost of sales at the Company's prior existing operation increased to 106% of sales in 1995 from 90.9% of sales in 1994 as a result of the above. As noted above, the pricing for services to a major customer was renegotiated in January. This renegotiation, combined with increased sales volume in the first two months of 1996, has returned the Company's prior existing operations to a positive gross profit margin, which Management expects will continue although there can be no assurance that such operations will continue to have a positive gross profit margin. Tanon's cost of sales increased moderately from 93.4% of sales to 95.4% of sales between 1994 and 1995, also as a result of the above.

    Selling, general and administrative expenses increased to $9,703,000 from $4,591,000 in 1994. The increase in the level of selling, general and administrative expenses was primarily related to the addition of the Tanon operations. Selling, general and administrative expense for the Company's prior existing operations increased to $6,167,000 in 1995 from $4,591,000 in 1994 as a result of fees paid and warrants to purchase the Company's stock granted to consultants, the payment of consulting fees for several directors, the elimination of salary reductions for employees of the Company which had been in effect during 1994 and additional general and administrative expense incurred in connection with the Company's investment in ITI, partially offset by reductions in sales, general and administrative staffs during the first and second quarters. The Company has, however, hired additional sales, general and administrative staff in the fourth quarter to support the increased level of sales. Selling, general and administrative expenses declined as a percentage of revenue to 12.6% in 1995 from 15.0% in 1994 primarily because the increase in sales exceeded the rate of the increase in selling, general and administrative expenses. Selling, general and administrative expense for Tanon was at approximately the same level of $2,768,000 in 1995 as in 1994.

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

    Interest income of $180,000 in 1995 increased from $89,000 in 1994 primarily reflecting investment income from the sale of Common Stock in April, July and August of 1995. Interest expense increased from $662,000 in 1994 to

$1,357,000 in 1995 primarily as a result of the interest expense on Tanon's credit facilities and, to a lesser extent, the sale of convertible subordinated debentures in September and October. Interest expense for the Company's prior existing operations was $719,000 in 1995 as compared to $662,000 in 1994. Tanon's interest expense increased from $638,000 in 1994 to $662,000 in 1995 primarily as a result of an increase in the average amount borrowed under Tanon's Revolving Loan.

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

Liquidity and Capital Resources:  1996

    At the beginning of 1996, the Company had approximately $9,830,000 cash (excluding restricted cash). The Company raised approximately $11,957,000 from financing activities during 1996. The Company, during 1996, purchased shares of Aydin for $10,752,000, incurred costs of $689,000 related to merger discussions with Aydin, loaned BarOn approximately $1,310,000 under the BarOn Loan Agreement, loaned its subsidiary, EATI, $1,000,000 to invest in the Joint Venture and made capital expenditures of $5,393,000, primarily for its electronic contract manufacturing operations. The Company's other principal uses of cash were the day to day operations of its electronics contract manufacturing, holding company expenses and interest on indebtedness.

    Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at December 31, 1996, as compared to the consolidated financial position of the Company at December 31, 1995. Net cash used by operations of $2,575,000 in 1996 decreased by $5,764,000 from cash used in operations of $8,339,000 in 1995.

    Liquidity, as measured by cash and cash equivalents, decreased to $461,000 at December 31, 1996 from $9,830,000 at December 31, 1995. Liquidity as measured by working capital was a negative $9,166,000 at December 31, 1996 as compared with a positive working capital of $11,188,000 at December 31, 1995. The decrease in working capital was primarily a result of capital expenditures, losses from contract manufacturing during 1996, the amounts paid by the Company in connection with the acquisition of 11.64% of the outstanding shares of Aydin Corporation, the loan to EATI to fund VCV and advances to BarOn under the BarOn Loan Agreement. The Company's ability to generate internal cash flows results primarily from the sale of its contract electronic manufacturing services. The Schroder Loan Facility prohibits Tanon from distributing or loaning cash generated by contract manufacturing to the holding Company, except in certain very limited circumstances. For the year 1996, revenue from contract electronic manufacturing services increased by $4,540,000 from $77,085,000 in the same period of 1995. Accounts receivable decreased by $746,000 in 1996 reflecting an improvement in the collection of receivables. Inventory decreased by $2,910,000 in 1996 due to a decline in revenues forecast for the first quarter of 1997 as compared to the same period in 1996.

     Cash flows from financing activities during 1996 amounted to $11,957,000 resulting from the sale of 9% Convertible Debentures for $8,100,000, the exercise of 165,714 Class B Warrants, the exercise of stock options, and the net proceeds from capital leases. Approximately $1,800,000 of such capital lease financing was applicable to equipment acquired at the end of 1995. During April 1996 the Company obtained additional capital lease financing in the amount of $750,000 on equipment acquired during the first quarter of 1996. In addition, the Company in October and November 1996, borrowed a total of $1,270,000 from the Chairman of its Board of Directors and certain related trusts. These loans are represented by certain 10% Series A Convertible Notes issued by the Company. For a more thorough discussion of this transaction. See "Business: 1996 Developments - Capital Raised".

    Net cash in the amount of $18,751,000 was used for investing activities during 1996. Funds in the amount of $5,393,000 were used to purchase capital equipment, consisting of two high speed surface mount lines along with related equipment and a new computer system for the Company's California contract manufacturing facility. In addition, funds in the amount of $13,358,000 were used in making the investment in Aydin common stock and advances made to BarOn under the BarOn Loan Agreement.

    On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by Schroder to Tanon. Advances under the

Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. At December 31, 1996 $8,054,000 was outstanding under the Schroder Loan Facility, which constituted the total availability of the borrowing base. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At December 31, 1996, Tanon was in compliance with all of these requirements, except the required ratio of earnings to certain fixed charges. By agreement dated April 15, 1997 Schroder has agreed to waive such requirement for December 31, 1996 and has adjusted the required financial ratios to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1997.

    The Company has incurred significant losses and had negative cash flows from operations in each of the last five years. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $33,200,000 and $15,870,000 during 1995 and January 1, 1996 through January 31, 1997, respectively, from the issuance of Common Stock, the exercise of stock options and warrants, borrowings secured by the shares of Aydin owned by the Company and the sale of convertible notes and debentures. Among such capital raising activities, in December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $7,930,000 of such notes have been converted into 810,661 shares of the Company's stock (computed on a post Reverse split basis) in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of Common Stock of Aydin. On August 19, 1996, GFL Performance Fund Limited transferred and assigned its $1,025,000 outstanding principal amount note of the Company to an unrelated third party, who thereafter converted such note. Also in August 19, 1996, GFL Advantage Fund transferred and assigned its $2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, Chairman of the Company and certain related family trusts. In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain 7% convertible subordinated notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 to the Note Holders. These Original Convertible Notes had a maturity date of December 29, 1997 and were convertible into shares of the Company's Common Stock at the fixed conversion price per share of $2.67. On February 6, 1997, the Company amended the Original Convertible Notes by (i) increasing the aggregate principal amount of such notes to $2,725,000 (the purchase price paid by the Note Holders for the Original Convertible Notes) and (ii) reducing the fixed conversion price of such notes to $1.50 per share, in return for the Note Holders foregoing interest and , making available certain other loans to the Company.

     The Company's financial projections indicate that operating losses and negative cash flows will continue during the first half of 1997. The Company is, however, forecasting an increase in sales during the second half of 1997 resulting from the Company's increase in its sales force and sales efforts. Management believes such increase will result in an improvement in cash flows from operations. The purchase of the Aydin common stock, the BarOn Loan Agreement and the EATI Loan (See "Business -- 1996 Developments - Acquisition of Common Stock of Aydin Corporation and Issuance of Convertible Debentures, Joint Venture with IAI and BarOn Investment") have resulted in the need to raise additional capital. In addition, the Company's contract manufacturing operations conducted through Tanon, require additional working capital as a result of operating losses by Tanon and capital expenditures by Tanon. During the period beginning October 25, 1996 and ending in April 1997, the Company has borrowed a total of $4,520,000 from the Chairman of its Board of Directors, certain related trusts and unaffiliated investors through the issuance of Series A Notes. In addition, during January 1997, the Company borrowed a total of $2,000,000 from unrelated parties. (See Part I, Item 1 1996 Developments Capital Raised). Such borrowings have been used to fund a portion of the aggregate amount required to fund its holding company expenses, and to make advances to BarOn under the BarOn Loan Agreement, pay costs incurred in connection with the terminated merger discussions with Aydin, and provide additional working capital to Tanon. Further, the Company will need to raise additional capital during 1997 to pay the remaining unpaid cost incurred in connection with the terminated merger discussions with Aydin, fund the future holding company expenses, provide additional working capital to Tanon to fund (i) unpaid prior losses of Tanon,
(ii) projected Tanon losses for the first half of 1997 and (iii) costs associated with projected growth in sales during the second half of 1997, and complete the purchase of Tri-Star and provide working capital to Tri-Star. The Company intends to sell the Aydin Shares beginning in the second quarter pursuant to the Bard Option or in public or private sale. (See Business -- 1996 Developments - Acquisition of Common Stock of Aydin Corporation and Issuance of Convertible Debentures, Tri-Star Technologies and Capital Raised). The Company believes that the net proceeds from such a sale will provide sufficient capital to meet the above needs except for providing the funding to complete the purchase of Tri-Star. At the date hereof, the Company does not have any commitments, understandings or agreements for such a sale or obtaining any other additional capital, and accordingly, there can be no assurance that the Company will be successful in (i) completing such a sale or that such a sale will result in the amount of net proceeds anticipated by the Company or (ii) obtaining such other additional capital. Failure to complete such a sale in a timely manner or such a sale resulting in less than the amount of net proceeds anticipated by the Company could have a material adverse effect on the financial condition and operations of the Company if the Company was also unable to raise other additional capital. Additionally, the Company will have to raise other additional capital in order to complete the purchase of Tri-Star and provide working capital to Tri-Star. The Company's independent public accounts have issued their opinion in respect to the Company's 1996 financial statements modified with respect to uncertainties regarding the ability of the Company to continue as a going concern. The financial statements do not incorporate any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If the Company's results of operations at Tanon are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without a significant financial restructuring, which would include a major reduction in general and administrative expenses and liquidation of assets involving sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations.

     At December 31, 1996, the Company had accounts payable of approximately $14,702,000 of which approximately $2,281,000 had been outstanding for over 90 days. This compares with $13,433,000 of accounts payable at December 31, 1995, of which $167,000 had been outstanding for over 90 days.

     The Company's backlog at the end of 1996 was approximately $27,958,000 as compared to the backlog at the end of 1995, which was approximately $47,305,000.

     BarOn Investment. BarOn has incurred significant losses and had negative cash flows from operations since inception. BarOn currently has no revenues from operations. BarOn's financial projections indicate that operating losses and negative cash flows will continue at least through the remainder of 1997. BarOn is currently seeking additional financing to fund its on-going operations and has indicated that it intends to sell the 95,694 shares of Common Stock of the Company that are currently held by BarOn to satisfy a portion of such financing needs. BarOn has sold 25,200 of such shares and expects to receive gross proceeds of $125,000 from such sales. These proceeds represent BarOn's only current available resources. BarOn's other resources consist of approximately $140,000 being held as security for a letter of credit to one of its vendors. BarOn is currently negotiating for the release of any such funds beyond the obligations to this vendor. The Company has ceased making advances under the BarOn Loan Agreement and has informed BarOn that it will not make further major advances.


     Joint Venture with IAI - Vista Funding. On June 28, 1996, the Company loaned $1 million to EATI (the "EATI Loan") to enable EATI to make a $250,000 capital contribution to ITI, which, in turn, funded VCV and to make a $750,000 loan to VCV. The EATI Loan bears interest at 10% per annum, payable annually. The principal is repayable in five equal annual installments beginning on June 1, 2002 and continuing on June 1 of each year thereafter. The Company may at its option, accelerate the EATI Loan and demand repayment 18 months after the date of issuance of the loan. The EATI Loan is subordinated to all other debts of EATI but would have a preference over payments to equity holders of EATI.

    At December 31, 1996, the Joint Venture formed with IAI had remaining funds of $7,608,000. Such funds can only be used to fund expenses of the Joint Venture. With the exception of the initial investment of $6.3 million in EATI, and the EATI Loan, the Company is unable to determine at this time the effect, if any, of the Company's investment in the Joint Venture on the results of operations of the Company or on its liquidity and capital resources. As a result of the Company's reduced level of capital (as compared to December 31, 1995) and its decision to commit such capital to Tanon, the Company has decided not to provide funding for any additional applications for development and exploitation and has decided not to provide additional funding for Vista. Failure to make additional required capital contributions would be a default under the Joint Venture agreement with IAI. If the Company is in default as described above, it may not be able to recover such restricted cash and may forfeit its interest in the Joint Venture. In addition, the Company is reviewing its options relative to the Joint Venture and has decided to sell or otherwise dispose of its interest in the Joint Venture.

    The remaining unexercised Class A and Class B warrants issued in February 1994, if exercised, could provide the Company with additional capital of approximately $1,700,000. To date, Class A and Class B warrants to purchase 550,744 shares have been exercised and the Company received $2,534,121 in proceeds. In addition, in February 1996, the Company received unsecured promissory notes in the aggregate principal amount of $1,096,000 as payment for the exercise of Class A and Class B warrants to purchase 199,021 shares of Common Stock. These promissory notes bear interest at the rate of 7% per annum and were due on or before February 14, 1997. The remaining outstanding balance on these promissory notes, including interest, was approximately $218,000 as of the date of this Report. No assurance can be given that the remaining unexercised warrants will be exercised or that such promissory notes will be paid in full.

    Except for historical matters contained in this report, statements made in this Report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements, including loss of current customers, reductions in orders from current customers, or delays in ordering by current customers, failure to obtain anticipated contracts or orders from new customers, or expected order volume from such customers, failure to obtain financing, higher material or labor costs, unfavorable results in litigation against the Company, failure to consummate the acquisition of Tri-Star, economic, competitive, technological, governmental, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     EA INDUSTRIES, INC. AND SUBSIDIARIES

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     December 31, 1996 and 1995

     Page Number

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................................25

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1996 and 1995.............26

    Consolidated Statements of Operations for the Three Years
    Ended December 31, 1996..................................................27

    Consolidated Statements of Shareholders' Equity
    for the Three Years Ended December 31, 1996..............................28

    Consolidated Statements of Cash Flows for the Three Years
    Ended December 31, 1996..................................................29

    Notes to Consolidated Financial Statements...............................31

SCHEDULE:

 II. Valuation Account.......................................................56




    Schedules other than that listed above are omitted as not being applicable or required, or the required information is included in the accompanying financial statements or related notes thereto.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EA Industries, Inc.:

    We have audited the accompanying consolidated balance sheets of EA Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of EA Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses in each of the last three years and, at December 31, 1996, the Company had negative working capital. In addition, the Company had negative cash flows from operations in each of the last three years. The Company's financial projections indicate that operating losses and negative cash flows will continue during the first half of 1997. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            Arthur Andersen LLP

Roseland, New Jersey
April 15, 1997

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (thousands of dollars)

ASSETS                                                          1996       1995
                                                                ----       ----
Current Assets:
     Cash and cash equivalents                                $    461    $  9,830
     Restricted cash                                                           647
     Receivables, less allowance of $1,100
       in 1996 and $385 in 1995 for
       doubtful accounts                                        11,211      11,957
     Inventories (Note 1)                                       10,068      12,978
     Prepaid expenses and other assets                             579       1,610
                                                              --------    --------
           TOTAL CURRENT ASSETS                                 22,319      37,022
                                                              --------    --------

Equipment and leasehold improvements                            18,581      15,000
     Less accumulated depreciation (Note 1)                     (8,059)     (6,952)
                                                              --------    --------
                                                                10,522       8,048
                                                              --------    --------

Investment in common stock of Aydin Corp.
  held for sale (Notes 1 and 3)                                  5,605        --
                                                              --------    --------

Other investments held for sale (Note 3)                         1,050       3,225
                                                              --------    --------

Intangible assets (Notes 1 and 3)                               12,331      12,331
     Less accumulated amortization                              (1,632)       (813)
                                                              --------    --------
                                                                10,699      11,518
                                                              --------    --------

Other assets                                                       698         454
Note receivable (Note 3)                                            78         985
                                                              --------    --------

                                                              $ 50,971    $ 61,252
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Revolving Credit Facility (Note 4)                       $  8,054    $  8,840
     Current portion of Capital Lease Obligations (Note 4)       1,455         864
     Current portion of Convertible Notes and
       Debentures (Notes 2 and 4)                                2,725        --
     Accounts payable                                           14,702      13,433
     Accrued expenses                                            4,549       2,697
                                                              --------    --------
           TOTAL CURRENT LIABILITIES                            31,485      25,834
                                                              --------    --------

Long-Term Liabilities:
     Long-Term portion of Capital Lease
       Obligations (Note 4)                                      2,937       1,731
     Convertible Notes and debentures (Notes 2 and 4)            8,109      12,200
     Accrued excess leased space costs                             849       1,433
     Other long-term liabilities                                   505         664
                                                              --------    --------
           TOTAL LONG-TERM LIABILITIES                          12,400      16,028
                                                              --------    --------

           TOTAL LIABILITIES                                    43,885      41,862
                                                              --------    --------

Commitments and Contingencies (Notes 4 and 14)                    --          --

Shareholders' Equity (Deficit) (Notes 1, 2, 3, 6, 9 and 12)
     Preferred stock, no par value;
       authorized 6,250,000 shares; none issued

     Common stock, no par value; authorized 12,500,000
       shares; issued 5,624,001 shares in 1996 and
       4,011,362 shares in 1995                                 80,535      63,397

     Accumulated deficit since January 1, 1986                 (73,245)    (43,532)
                                                              --------    --------
                                                                 7,290      19,865
     Less common stock in treasury, at cost:
       23,369 shares in 1996
       and 54,619 shares in 1995                                  (204)       (475)
                                                              --------    --------
           TOTAL SHAREHOLDERS' EQUITY                            7,086      19,390
                                                              --------    --------
                                                              $ 50,971    $ 61,252
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Years Ended December 31, 1996
                  (thousands of dollars, except per share data)

                                                       1996           1995          1994
                                                       ----           ----          ----
Net Sales (Notes 1 and 3)                          $    81,625    $    77,085    $    30,539
                                                   -----------    -----------    -----------

Cost of sales                                           81,145         76,422         27,759
Selling, general and administrative expenses            11,379          9,703          4,591
Provision For Restructuring (Note 3)                      --             --            2,400
Purchased research and development (Note 3)              1,383         19,546           --
                                                   -----------    -----------    -----------
Loss from Operations                                   (12,282)       (28,586)        (4,211)
Interest Expense                                         7,559          1,357            662
Interest Income                                           (229)          (180)           (89)
Loss on Investment in Aydin Corporation (Note 3)         5,156           --             --
Other Expenses (Note 3)                                  5,186          1,131           --
                                                   -----------    -----------    -----------

   Net Loss                                        ($   29,954)   ($   30,894)   ($    4,784)
                                                   ===========    ===========    ===========

Loss Per Common Share (Note 9)                     ($     6.24)   ($    10.01)   ($     3.79)
                                                   ===========    ===========    ===========

Weighted Average Common Shares Outstanding           4,802,068      3,086,070      1,263,120
                                                   ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1996
                             (thousands of dollars)


                                                      Common Stock                            Treasury Stock        Accumulated
                                               ----------------------------                 -------------------       Deficit
                                                                               Additional                              Since
                                                                                Paid-In                              January 1,
                                                   Shares            Amount     Capital      Shares      Amount        1986
                                               -------------------------------------------------------------------------------
Balance, December 31, 1993                          719,410          $2,878      $4,661      (54,119)     ($471)      ($7,614)
Net loss                                                                                                               (4,784)
Private Placements of common stock                1,199,721          11,676
Debt Conversion                                      99,511             338
Exercise of common stock options                     16,872             143
Other issuances of common stock                      46,000             421
Purchase of treasury stock                                                                      (500)        (4)
Elimination of $1.00 par value                                        4,661      (4,661)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                        2,081,514          20,117         --       (54,619)      (475)      (12,398)
Net loss                                                                                                              (30,894)
Issuance of Common Stock
    BarOn Investment                                 95,694           1,995
    Tanon Acquisition                               384,616          10,473
Warrants, Options and Stock Issued
  in connection with IAI Investment                  35,180           7,400
Value of Options and Warrants
  issued for Tanon                                      --            1,383
Shares Sold in Exempt Offerings                     618,748          11,659
Value of Options and Warrants
  Issued for Services                                   --              963
Exercise of Common Stock Options                    175,650           2,763
Exercise of Warrants                                419,960           3,057
Debt conversion                                     200,000           3,587
Net unrealized loss on marketable
  securities of investee                                                                                                 (240)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                        4,011,362          63,397         --       (54,619)      (475)      (43,532)
Net loss                                                                                                              (29,954)
Exercise of stock options                           140,281           1,007
Exercise of Class A and B Warrants                  240,450           1,414
Notes receivable from Stock Sales                       --             (845)
Value of options granted for Services                   --              233
Debt conversion                                   1,226,540          15,266
Shares granted for Services                             --               78                   31,250        271
Other                                                 5,368             (15)                                                1
Loss on marketable securities of investee                                                                                 240
                                               =============================            ======================================
Balance, December 31, 1996                        5,624,001         $80,535                  (23,369)     ($204)     ($73,245)
                                               =============================            ======================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three Years Ended December 31, 1996
                             (thousands of dollars)



                                                                      1996        1995         1994
                                                                      ----        ----         ----
Cash Flows from Operating Activities:
     Net Loss                                                       ($29,954)   ($30,894)   ($ 4,784)
     Adjustments to reconcile net loss to net cash
       provided/(used) by operating activities:
         Provision for restructuring                                    --          --         2,400
         Depreciation and amortization                                 3,172       3,012         900
         Valuation adjustment - Note Receivable                          907        --          --
      Valuation adjustment-Investment in Aydin Corporation             5,156        --          --
      Valuation adjustment - Fixed Assets                                563        --          --
      Valuation adjustment - Investment in BarOn                         649        --          --
      Valuation adjustment - Investment in EATI                        1,647        --          --
      Common Shares issued in payment of interest                         88        --          --
      Purchased Research and Development                               1,383      19,546        --
      Equity in Loss of Affiliate                                        812         802        --
      Non-cash interest charges                                          851        --          --
      Discount on Convertible Subordinated Debentures                  4,200        --          --
      Value of options granted for services                              233         963        --
       Cash provided/(used) by changes in:
       Receivables                                                       746       2,451      (2,360)
       Inventories                                                     2,910      (4,018)     (1,395)
       Prepaid expenses & other assets                                 1,031        --          --
       Accounts payable and accrued expenses                           3,121         372         775
       Accrued excess leased space costs                                (584)       (425)       (573)
       Other operating items -- net                                      494        (148)        335
                                                                    --------    --------    --------
Operating cash flow from continuing operations                        (2,575)     (8,339)     (4,702)
Operating cash flow from discontinued operations                        --          --           360
                                                                    --------    --------    --------
Net cash provided/(used) by operations                                (2,575)     (8,339)     (4,342)
                                                                    --------    --------    --------

Cash Flows from Investing Activities:
     Capital expenditures                                             (5,393)     (5,427)       (212)
     Investments, including those in affiliates                      (13,358)    (12,884)     (2,745)
     Cash acquired in purchase of Tanon                                 --           890        --
     Proceeds from sale of discontinued operations                      --           394         200
                                                                    --------    --------    --------
Net cash provided/(used) by investing activities                     (18,751)    (17,027)     (2,757)
                                                                    --------    --------    --------

Cash flows from Financing Activities:
       Net borrowings/(repayments) under credit facilities              (786)     (3,161)      2,381
       Net proceeds from capital leases                                1,797       1,440        --
       Net proceeds from convertible subordinated debt                 9,370      15,148      (1,008)
       Proceeds from the exercise of stock options                     1,007        --          --
       Net proceeds from sales of common stock (private
          placement) and exercise of warrants                            569      17,479      11,819
       Issuance of note receivable in connection with acquisition       --        (1,000)       --
       Other                                                            --          (867)       --
                                                                    --------    --------    --------
Net cash provided (used) by financing activities                      11,957      29,039      13,192
                                                                    --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents                  (9,369)      3,673       6,093
Cash and Cash Equivalents at Beginning of Period                       9,830       6,157          64
                                                                    --------    --------    --------
Cash and Cash Equivalents at End of Period                          $    461    $  9,830    $  6,157
                                                                    ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                      1996        1995         1994
                                                                      ----        ----         ----
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                        $ 2,589     $ 1,315     $   662
                                                                     =======     =======     =======
Non cash financing activities:
      Conversion of debt to equity                                   $15,266     $ 3,587     $   338
       Value of stock and options issued in connection with
           acquisitions                                                 --        21,251        --
       Common shares issued in payment of
               Services                                                  582         963        --
               Rent abatement                                           --          --           306
               Loan fees                                                --          --            75
               Director compensation                                    --          --            40
                                                                     -------     -------     -------
                      TOTAL                                          $15,848     $25,801     $   759
                                                                     =======     =======     =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     EA Industries, Inc. and its subsidiaries ("EAI" or the "Company"), through its wholly-owned subsidiary, Tanon Manufacturing, Inc. ("Tanon"), is engaged principally in the business of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. The Company, therefore, provides services to act in part, or in whole, as the manufacturing function of its customers. The Company provides its services primarily to manufacturers of: micro, mini and mainframe computers; computer peripheral equipment; high quality graphic equipment; office equipment; telecommunications equipment; consumer appliances, industrial tools and measuring devices. In 1996 and 1995 the Company made acquisitions and investments which had a significant impact on the financial condition and results of the Company (See Note 3).


Basis of Consolidation

     The consolidated financial statements include the accounts of all majority-owned subsidiaries other than the investment in Electronic Associates Technologies Israel, Ltd. ("EATI"), an unconsolidated subsidiary held for sale, which is reflected in the accompanying financial statements using the equity method of accounting and the investment in which has been written down to $1,050,000, its estimated net realizable value (See Note 3).

     The Company's investments in 20% to 50% owned companies are accounted for on the equity method. Accordingly, the Company's share of the losses of these companies is included in the consolidated financial statements.

     All significant intercompany transactions have been eliminated.

Consolidated Statement of Cash Flows

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


Revenue Recognition

     Net sales are generally recognized when products are shipped.

Inventories

     Inventories include material, labor and factory overhead and are stated at the lower of cost or market (net realizable value). Costs of such inventories are determined using average actual cost. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.
Inventories at December 31 consisted of:


                                           1996       1995
                                           ----       ----
                                        (thousands of dollars)

                    Raw Materials         $ 7,268   $ 7,435
                    Work-in-Process         2,800     5,543
                                          -------   -------
                      Total inventories   $10,068   $12,978
                                          =======   =======



Goodwill and Other Intangibles

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on the straight line method over periods not exceeding 20 years. Acquired research and development with no alternative future use is charged to expense on the date acquired. Other acquired intangibles (principally customer relationships and assembled workforce) are being amortized on the straight line method over their estimated useful lives (6 to 20 years). The Company periodically reviews goodwill and other intangibles to evaluate whether changes have occurred that would suggest these assets may be impaired based on the estimated cash flows of the entity acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life requires revision or that the asset is not recoverable, the carrying amount of the asset is reduced by the estimated shortfall of cash flows on an undiscounted basis.

Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost. Equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

     When equipment is retired or sold, its costs and related accumulated depreciation are written off and the resulting gain or loss is included in income for the period. Maintenance and repair costs are charged directly to expense as incurred. Major rebuilding costs that substantially extend the useful life of an asset are capitalized and depreciated.

     The Company continually reviews equipment to determine that the carrying values have not been impaired. During 1996, the Company recorded a write down in certain fixed assets held for disposal resulting in a non-cash charge of approximately $563,000. This charge has been reported in the Statement of Operations in Other Expenses. These assets, with an adjusted book value of $941,000, are being actively marketed.

Concentration of Credit Risk

     The Company's contract manufacturing business provides services to a variety of customers some of which are development stage or marginally profitable enterprises or which have a highly leveraged capital structure. In connection with providing its services the Company extends credit to customers, invests in inventories to supply product scheduled for delivery, and enters into contractual commitments for the purchase of materials. The Company evaluates each customer's creditworthiness with regard to the amount of credit it is willing to extend and investment risk it is willing to assume. The Company may require collateral or conditional commitments from the customer such as standby letters of credit or financial guarantees in connection with assuming such credit or investment risk. The amount and nature of the collateral or commitments is based on management's evaluation of the customer's creditworthiness, together with competitive circumstances. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable. During 1996, the Company increased its allowance for doubtful accounts by $800,000 reflecting the Company's determination that the net amount due from a customer that the Company began servicing in 1995 was not collectable. The Company has adjusted its credit review and requirements for early stage development companies as a result of this charge.

     During 1996, 1995 and 1994, the Company's top 5 customers represented 72%, 68%, and 87%, respectively, of its consolidated net sales. In 1996, the customers which accounted for more than 10% of the Company's net sales were Advanced Fibre Communications, Inc., Dialogic Corporation, and Iris Graphics, which accounted for 33%,16%, and 13%, respectively, of net sales. As of December 31, 1996 and 1995, the top five customers represented 66% and 74%, respectively, of accounts receivable.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates and changes in such estimates may affect amounts reported in future periods.

Stock Based Compensation

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans based on the fair value of the option. The Company has adopted the "disclosure only" provision of SFAS 123. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 6.)

Stock Split

     All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock option plans have been adjusted to give retroactive effect to a one-for-four reverse stock split as of the close of business on December 27, 1996 (the "Record Date"). Each holder of record on the Record Date was entitled to receive, as soon as practicable thereafter, one (1) share of no par value Common Stock of the Company for every four (4) shares of no par value Common Stock held by such person on the Record Date.

Investments in Marketable Equity Securities

     The investment in common stock of Aydin Corporation has been classified as available-for-sale under the terms of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (See Note 3). At December 31, 1996, the Company wrote down this investment by approximately $5,156,000 due to a decline in fair value considered to be other than temporary. The Company has decided to sell these equity securities (See Notes 2 and 3).

Reclassifications

     Certain reclassifications were made to the prior year's presentation to conform to the 1996 presentation. The Company has decided to sell or otherwise dispose of its interest in EATI and accordingly, such interest has been classified as an unconsolidated subsidiary held for sale. Amounts in the year 1995 have been reclassified to conform to the 1996 presentation.

2.   OPERATIONS AND LIQUIDITY

    As a result of negative cash flows from operations in 1996, the purchase of the common stock of Aydin Corporation, advances to BarOn, the loan to EATI to fund Vista (See Note 3) and investment in new equipment, the Company required substantial amounts of additional working capital. To fund a portion of the purchase price of the Aydin common stock, on May 3, 1996, the Company sold certain 9% convertible subordinated debentures in the aggregate principal amount of $7,000,000. The balance of the purchase price was funded with existing cash of the Company. The Company sold additional 9% convertible subordinated debentures in the aggregate principal amount of $1,100,000 during the remainder of May and June 1996 (such convertible subordinated debentures in the aggregate principal amount of $8,100,000 are collectively referred to herein as the "Original Convertible Debentures"). The Company paid a placement fee equal to 5% of the proceeds raised in the sale of the Original Convertible Debentures in cash of $50,000 during August and September 1996 and by delivery of 125,000 shares of Common Stock of the Company. These Original Convertible Debentures had a maturity date of May 3, 1998 and were convertible into shares of the Company's Common Stock at a conversion price per share equal to the lesser of (i) four dollars ($4) per share or (ii) 80% of the average closing price of the Company's Common Stock as traded on the NYSE for the five (5) days preceding the date of the notice to the Company that the holder wished to exercise its conversion right. The Company agreed to adjust the ceiling price of each of the Debentures if the holder of such debenture refrained from conversions and short sales from approximately the middle of January through April 11, 1997. As a result the conversion price of each of the original Convertible Debentures has been reduced from $4.00 per share (pre-Reverse Stock Split price) to $1.50 per share (post-Reverse Stock Split price). As of the date hereof, $3,786,000 principal amount of such Original Convertible Debentures have been converted into 2,314,640 shares of Common Stock (post Reverse Split Shares).

    On August 19, 1996, GFL Advantage Fund transferred and assigned its $2,070,000 outstanding 7% convertible subordinated note of the Company to Irwin
L. Gross, Chairman of the Company and certain related family trusts ("the "Note Holders"). In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain Convertible Notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 (the "Original Convertible Notes") to the Note Holders. These Original Convertible Notes had a maturity date of December 29, 1997 and were convertible into shares of the Company's common stock at the fixed conversion price per share of $2.67 (pre Reverse Stock Split basis). On February 6, 1997, the Company amended the Original Convertible Notes (the "Convertible Notes") by (i) increasing the aggregate principal amount of such notes to $2,725,000 (the purchase price paid by the Note Holders for the Original Convertible Notes) and
(ii) reducing the fixed conversion price of such notes to $1.50 per share, such amendments were made in consideration of the Note Holders foregoing interest and making available certain other loans to the Company. GFL Advantage Fund had acquired the 7% convertible subordinated note in December, 1995.

     During October and November 1996, the Company borrowed $1,270,000 from the Chairman of its Board of Directors and certain related trusts (the "Company's Chairman"). In January and April 1997, the Company borrowed an additional $3,250,000 from the Company's Chairman and unaffiliated investors. These loans are represented by certain 10% Series A Convertible Notes (the "Series A Notes") issued by the Company. The Series A Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering.

    The Series A Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. Interest is payable at the option of the holder in cash or stock of the Company or Tanon at the conversion prices described above. Repayment of the Series A Notes is secured by a second lien on the stock of Tanon held by the Company and on substantially all the assets of Tanon. These notes are subordinated to amounts owed by Tanon to Schroder and the ability of Tanon to distribute or loan funds to the Company to make interest payments on the Series A Notes is restricted pursuant to the Schroder Loan Facility.

    In addition, during January 1997, the Company borrowed $1,000,000 from each of two unrelated parties, Ace Foundation, Inc. ("Ace") and Millenco, LP ("Millenco"). These loans are represented by two Promissory Notes in the principal amount of $1,000,000 each (the "EAI Notes") issued by the Company to Ace and Millenco, respectively. The EAI Notes will mature on January 6, 1999 and January 17, 1998, respectively, and are not convertible into Common Stock of either the Company or Tanon. The EAI Notes bear interest at the rate of 13.5% per annum, payable on the first day of each month beginning as early as March 1, 1997. Repayment of the EAI Notes is secured by a lien on the shares. In consideration for such loans, the Company also granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of Ace Foundation, Inc. and Millenco, LP.

     Cash flows from financing activities during 1996 amounted to $11,957,000 resulting from the issuance of the securities referred to above, the exercise of 165,714 Class B Warrants, the exercise of stock options, and the net proceeds from capital leases. Approximately $1,800,000 of such capital lease financing was applicable to equipment acquired at the end of 1995. During April 1996 the Company obtained additional capital lease financing in the amount of $750,000 on equipment acquired during the first quarter of 1996.

     Net cash in the amount of $18,751,000 was used for investing activities during 1996. Funds in the amount of $5,393,000 were used to purchase capital equipment, consisting of two high speed surface mount lines along with related equipment and a new computer system for the Company's California contract manufacturing facility. In addition, funds in the amount of $13,358,000 were used in making the investment in Aydin common stock, advances made to BarOn under the BarOn Loan Agreement and the Vista Application.

    On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility (the "Schroder Loan Facility") provided by Schroder to Tanon. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. At December 31, 1996, $8,054,000 was outstanding under the Schroder Loan Facility, which constituted the total availability of the borrowing base. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At December 31, 1996, Tanon was in compliance with all of these requirements, except the required ratio of earnings to certain fixed charges. By agreement in April 1997 Schroder has agreed to waive such requirement for December 31, 1996 and has adjusted the required financial ratios to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1997. (See Note 4)

     The Company's financial projections indicate that operating losses and negative cash flows will continue during the first half of 1997. The Company is, however, forecasting an increase during the second half of 1997 resulting from the Company's increase in its sales force and sales efforts. Management believes such increase will result in an improvement in cash flows from operations. The purchase of the Aydin common stock, the BarOn Loan Agreement and the EATI Loan have resulted in the need to raise additional capital. In addition, the Company's contract manufacturing operations, conducted through Tanon, require additional working capital as a result of operating losses by Tanon and capital expenditures by Tanon. During the period beginning October 25, 1996 and ending in April 1997, the Company has borrowed a total of $4,520,000 from the Chairman of its Board of Directors, certain related trusts and unaffiliated investors through the issuance of Series A Notes. In addition, during January 1997, the Company borrowed a total of $2,000,000 from unrelated parties. Such borrowings have been used to fund a portion of the aggregate amount required to fund its holding company expenses, make advances to BarOn under the BarOn Loan Agreement, pay costs incurred in connection with the terminated merger discussions with Aydin, and provide additional working capital to Tanon. Further, the Company will need to raise additional capital during 1997 to pay the remaining unpaid cost incurred in connection with the terminated merger discussions with Aydin, fund the future holding company expenses, provide additional working capital to Tanon to fund (i) unpaid prior losses of Tanon,
(ii) projected Tanon losses for the first half of 1997 and (iii) costs associated with projected growth in sales during the second half of 1997, and complete the purchase of Tri-Star (See Note 3) and provide working capital to Tri-Star. The Company intends to sell the Aydin Shares beginning in the second quarter pursuant to the Bard Option (See Note 3) or in public or private sales. Unless there is a diminution in value below the carrying amount, the Company believes that the net proceeds from such a sale will provide sufficient capital to meet the above needs except for providing the funding to complete the purchase of Tri-Star.

    The Company's forecast with respect to cash needs is based on its forecast of the results of operations at Tanon and expenses of EAI. If the Company's results of operations at Tanon are below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without a significant financial restructuring, which would include a major reduction in general and administrative expenses and liquidation of assets involving sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations.

    At the date hereof, the Company does not have any commitments, understandings or agreements for such a sale or obtaining any other additional capital, and accordingly, there can be no assurance that the Company will be successful in (i) completing such a sale or that such a sale will result in the amount of net proceeds anticipated by the Company or (ii) obtaining such other additional capital. Failure to complete such a sale in a timely manner or such a sale resulting in less than the amount of net proceeds anticipated by the Company could have a material adverse effect on the financial condition and operations of the Company if the Company was also unable to raise other additional capital. Additionally, the Company will have to raise other additional capital in order to complete the purchase of Tri-Star and provide working capital to Tri-Star.

    The remaining unexercised Class A and Class B warrants issued in February 1994, if exercised, could provide the Company with additional capital of approximately $1,700,000. To date, Class A and Class B warrants to purchase 550,744 shares have been exercised and the Company received $2,534,121 in proceeds. However no assurance can be given that any additional warrants will be exercised.

     There can be no assurance that the planned sale of Aydin stock will be successful nor that additional capital will be raised. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in each of the last three years and, at December 31, 1996, the Company had negative working capital. In addition, the Company had negative cash flows from operations in each of the last three years. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. ACQUISITIONS AND DISPOSITIONS

Tanon Acquisition

     On January 4, 1995, the Company acquired Tanon Manufacturing, Inc. ("Tanon") which provides contract manufacturing services to original equipment manufacturers. Tanon was merged with a newly-formed wholly-owned subsidiary of the Company and the Company issued 384,616 shares of Common Stock of the Company with an appraised value of $10,473,000 for the remaining outstanding shares of Common Stock of Tanon. In addition, the Company granted to certain option holders of Tanon in exchange for their options to purchase Tanon capital stock, options to purchase approximately 50,250 shares of the Company's Common Stock at a weighted average exercise price of $4.20 per share with an appraised value of $1,383,000. In connection with the merger, the Company loaned Mr. Spalliero, the Chief Operating Officer of Tanon, $1,000,000 for a 30-month term with interest fixed at the applicable Federal rate and due together with principal at the end of the 30-month term. Such loan is non-recourse and is secured solely with 48,075 shares of Common Stock of the Company acquired by Mr. Spalliero upon consummation of the Tanon Acquisition Agreement. The carrying amount of such loan has been adjusted to the value of the collateral.

     In addition, upon closing, Mr. Spalliero and certain other executives of Tanon received certain compensation, incentives and benefits. Specifically, the Company granted to Mr. Spalliero at closing, incentive and non-incentive stock options to acquire an aggregate of 87,500 shares of Common Stock of the Company at an exercise price equal to fair market value with respect to 76,250 shares and 110% of fair market value with respect to 11,250 shares, which options will vest proportionately over three years. Mr. Spalliero also received a cash bonus of $300,000 at closing and earned a cash bonus of $150,000 with respect to 1995.

     Also, upon closing, the Company indemnified Mr. Spalliero for certain outstanding indebtedness of Tanon in the aggregate amount of $9,450,000, which had been personally guaranteed by Mr. Spalliero.

     The excess of the purchase price over the appraised fair value of the net assets acquired in the Tanon acquisition amounted to $12,331,000, of which $1,740,000 relates to customer relationships and assembled workforce and $10,591,000, which relates to goodwill. These amounts are being amortized on a straight-line basis over 6 and 20 years, respectively.

BarOn Acquisition

     During 1995, the Company acquired an equity interest of 33.33% in BarOn. BarOn is a privately-held Israeli Corporation based in Haifa, Israel, engaged in the research and development of input devices for computers that can digitize handwriting in a variety of languages, from any surface. The consideration for the 33.33% interest totaled $9,987,000 and was comprised of a $5,000,000 capital contribution to BarOn and 95,694 shares of Common Stock of the Company with a fair value of $1,995,000. In addition, $2,700,000 was paid to various shareholders of BarOn and $292,000 of due diligence costs concerning the BarOn acquisition were also capitalized. The Company has accounted for this transaction as a purchase of a minority interest using the equity method of accounting. The Company's equity share of the 1996 and 1995 BarOn losses totaled $812,000 and $802,000, respectively and has been included in Other Expenses in the consolidated results of the Company for the years ended December 31, 1996 and 1995, respectively. The excess of the purchase price of the estimated fair value of EAI's 33.33% equity interest in the net assets of BarOn totaled $8,872,000 and was determined to be in-process research and development with no alternative future use. Accordingly, it was charged to expense in the consolidated results of the Company for the years ended December 31, 1996 ($998,000) and 1995 ($7,874,000), respectively.

     BarOn has incurred significant losses and had negative cash flows from operations since inception. BarOn currently has no revenues from operations. BarOn's financial projections indicate that operating losses and negative cash flows will continue at least through the remainder of 1997. The Company has ceased making advances to BarOn and has informed BarOn that it will not make further major advances. BarOn's obligations to vendors, employees, attorneys and accountants for professional services, and otherwise currently exceed $600,000 and BarOn is unable to meet such obligations.

     In February 1997, James M. Curran, the acting Chief Executive Officer of BarOn resigned to seek other opportunities. In March 1997, Dr. Ehud Baron resigned as an officer of Baron and Irwin L. Gross, Chairman of the Company has been designated acting President of BarOn. At the request of certain creditors of BarOn, a hearing was held in the regional court of Haifa, Israel on April 8, 1997 to appoint a temporary receiver for BarOn. The hearing was adjourned without any action being taken other than rescheduling the hearing to June 23, 1997.

     Management of BarOn is attempting to design a plan to reorganize BarOn to avoid a liquidation of BarOn. Such a plan would involve restructuring the operations of BarOn to minimize costs, attempting to negotiate reduced payments or revised payment schedules with creditors of BarOn, and obtaining additional debt or equity financing of BarOn. As part of the development of this plan, the Company has requested that the management of BarOn conduct an intensive review of the development status of the technology of BarOn along with an estimate of the additional cost and time necessary to develop a marketable product. No assurance can be given that BarOn will be successful in the efforts to implement a restructuring plan.

     The Company determined that its investment in and advances to BarOn were unrecoverable and charged these amounts to expense in 1996.

Israel Aircraft Industries, Ltd. Joint Venture

     On August 8, 1995, the Company made an investment of $7,500,000 through a 52.3% owned subsidiary (EATI) in a newly formed Israeli Corporation (ITI ) which is 50.1% owned by EATI and 49.9% owned by Israel Aircraft Industries, Ltd. ("IAI"). The assets of ITI include the right to review and evaluate certain technological applications developed by IAI which are in various stages of development. Management's review has indicated that the technologies are primarily in-process research and development with no alternative future use. Accordingly the portion of the purchase price in excess of the Company's equity interest in the joint venture, which was $11,672,000 in 1995, has been charged to expense as Purchased Research and Development. If a technology is selected for development and exploitation, IAI will grant a perpetual, royalty free license to exploit the technology. The Company's investment in ITI has been accounted for as a purchase.

     Under the terms of a Preincorporation Agreement, EATI is owned as follows:
(a) the Company owns a 52.3% interest, (b) certain Israeli persons own an aggregate 25.2% interest, (c) Mark Hauser, a director of the Company, owns a 15% interest, (d) Irwin L. Gross, Chairman and President of the Company, owns a 5% interest, and (e) Broad Capital Associates owns a 2.5% interest.

     The equity interests in EATI were issued for an aggregate consideration of $10,000. In addition, the Company and the Israeli citizens advanced $6,300,000 and $1,575,000, respectively, to EATI in exchange for subordinated notes to be repaid from a percentage of the first profits of EATI.

     To fund its obligations under the Preincorporation Agreement, on August 3, 1995 the Company sold 364,583 shares of its Common Stock at a price of $19.20 per share for an aggregate of $7.0 million to five Israeli persons, three of whom are shareholders in EATI. The purchase agreements pursuant to which the shares were sold contained an adjustment provision which required the issuance of additional shares in the event that the average closing price of the shares for a certain period of time was less than the offering price in the offering. Such adjustment provision was triggered, and accordingly, the Company issued an aggregate of 14,820 additional shares to the five Israeli persons for no additional consideration. In addition, the Company issued 35,180 additional shares of common stock to Control Centers Ltd. and Mosha Wertheim, an individual, in exchange for additional services rendered in connection with ITI.

     ITI has selected one application for development and exploitation, the Vista Application ("Vista") and a licensee, Vista Computer Vision, Ltd. ("VCV") has been formed. Vista is a system for the automatic inspection of manufactured parts, capable of detecting defects as small as 20 microns. The $1,000,000 funding for the initial operations of VCV was made by EATI in June 1996 through a capital contribution of $250,000 to ITI and a loan of $750,000 to VCV as evidenced by a $750,000 Subordinated Capital Note. The note matures five years after its issuance and bears interest at 8% per annum. Payments on the note may be made only out of remaining profits of VCV after distribution of at least 50% of all accumulated profits. Upon liquidation of VCV, the note would be subordinate to all other debts of VCV but would have a preference over payments to equity holders of VCV.

     On June 28, 1996, the Company loaned $1 million to EATI (the "EATI Loan") to enable EATI to make the above capital contribution to ITI, which, in turn, funded VCV and to make a $750,000 loan to VCV. The EATI Loan bears interest at 10% per annum, payable annually. The principal is repayable in five equal annual installments beginning on June 1, 2002 and continuing on June 1 of each year thereafter. The Company may at its option, accelerate the EATI Loan and demand repayment 18 months after the date of issuance of the loan. The EATI Loan is subordinated to all other debts of EATI but would have a preference over payments to equity holders of EATI.

    At December 31, 1996, the Joint Venture formed with IAI had remaining funds of $7,608,000. Such funds can only be used to fund expenses of the Joint Venture. With the exception of the initial investment of $6.3 million in EATI, and the EATI Loan, the Company is unable to determine at this time the effect, if any, of the Company's investment in the Joint Venture on the results of operation of the Company or on its liquidity and capital resources. As a result of the Company's reduced level of capital (as compared to December 31, 1995) and its decision to commit such capital to Tanon, the Company has decided not to provide funding for any additional applications for development and exploitation and has decided not to provide additional funding for Vista. Failure to make additional required capital contributions would be a default under the joint venture agreement with IAI. If the Company is in default as described above, it may not be able to recover such Restricted Cash and may forfeit its interest in the Joint Venture.

     The Company's share of the net loss of EATI amounted to $448,000 and $49,000 in 1996 and 1995, respectively, and such amounts are included in other expenses.

     The Company has decided to sell or otherwise dispose of its interest in the Joint Venture. The Joint Venture has been classified as an unconsolidated subsidiary held for sale and the carrying value has been adjusted, by a charge to other expense of $1,647,000 in 1996, to management's best estimate of net realizable value based on a discounted cash flow analysis of anticipated proceeds less cost of disposal.


Summarized financial information of the Joint Venture is as follows:


                                                  1996               1995
                                                  ----               ----
Assets
  Restricted cash                              $7,608,000         $7,273,000
  Accounts receivable                             119,000             35,000
  Fixed assets                                    258,000             23,000
  Other                                            34,000                 --
                                               ----------         ----------
  Total Assets                                 $8,019,000         $7,431,000
                                               ==========         ==========

Liabilities and Equity
  Accounts payable and accrued
     expenses                                  $  414,000         $  104,000
  Note payable                                    750,000                 --
  Shareholders' equity                          6,855,000          7,327,000
                                               ----------         ----------
   Total Liabilities and Shareholders'
     Equity                                    $8,019,000         $7,431,000
                                               ==========         ==========

Income Statement
  Total expenses                               $1,459,000         $  152,000
  Interest income                                (562,000)           (55,000)
                                               ----------         ----------
  Net loss                                     $  897,000         $   97,000
                                               ==========         ==========

Aydin Corporation Acquisition

     On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin Corporation ("Aydin"), a NYSE listed company, in a private transaction from the then Chairman and Chief Executive officer of Aydin. The purchase price for such shares was $18 per share or an aggregate of $10,752,186 and the shares acquired represented approximately 11.64% of the outstanding shares of common stock of Aydin. On May 6, 1996, the closing price of the common stock of Aydin as reported by the NYSE was $15.50. Aydin designs, manufactures and sells wireless, digital LOS radios and various other telecommunications equipment systems, computer monitors and workstations, mostly for utilities, network access equipment, airborne and ground data acquisition, radar simulation, modernization and air-defense C3 equipment and systems.

    To fund a portion of the purchase price of the Aydin common stock, on May 3, 1996, the Company sold certain 9% Convertible Subordinated Debentures in the aggregate principal amount of $7,000,000. The balance of the purchase price was funded with existing cash of the Company. See Note 2.

     During May 1996, the Company initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. Both companies conducted due diligence on the business and prospects of each other, including discussions about the structure and terms of possible combinations. As a result of these discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and has terminated discussions with Aydin. At the present time, the Company continues to hold its Aydin shares and has pledged such Aydin shares as security for borrowings of $2,000,000. In the future, the Company may continue to borrow against such shares, sell all or a portion of such shares or otherwise dispose of such shares in another fashion.

     On January 23, 1997, Aydin and the Company entered into a Registration Rights Agreement granting the Company and each subsequent holder of at least 250,000 of the shares of Aydin Common Stock currently held by the Company the right on two occasions to demand registration of such shares and in addition granting piggyback registration rights. Each demand is deemed to be an offer to sell to Aydin or its assigns all shares covered by such demand at the then current market price. The offer must be accepted or it lapses within ten days. On January 24, 1997, the Company demanded registration of all 596,927 of the shares of Aydin common stock that it currently holds in accordance with the Registration Rights Agreement. Aydin did not exercise its right to purchase such shares as a result of the initial demand of registration by the Company.

     On April 4, 1997, Aydin filed a Registration Statement on Form S-3 (the "S-3") covering the 596,927 shares of Aydin stock held by the Company (the "Aydin Shares"). The Company has granted an assignable option (the "Bard Option") to I. Gary Bard, the Chairman of Aydin, to purchase the Aydin Shares held by the Company. The option expires on the earliest (i) the close of business on the fifth business day following the effective date, as determined by the Securities and Exchange Commission, of the S-3 or (ii) June 2, 1997. If the option is not exercised, the Company intends to sell the Aydin Shares in public or private sales at the then prevailing market price or upon negotiated prices.

     As a result of the merger discussions being terminated, the Company has written down its investment in Aydin Corporation by approximately $5,156,000 due to a decline in fair value considered to be other than temporary. In addition, approximately $689,000 of capitalized costs incurred in connection with the terminated merger discussions with Aydin has been charged to expense in 1996. The closing price of the Aydin common stock as reported by the NYSE at April 7, 1997 was $11 1/8 per share.

Tri-Star

     On December 23, 1996, the Company signed letters of intent to acquire Tri-Star Technologies Co. ("Tri-Star") and the approximately 120,000 square foot building and real property occupied by Tri-Star in Methuen, Massachusetts. Tri-Star is a full service contract manufacturer that fabricates PC Boards, designs and builds electronic prototypes, and assembles and tests a wide range of products, including printed circuit boards. The purchase price for the building and real property is $3.5 million; payable $2.5 million in cash and $1.0 million in Common Stock of the Company. The purchase price for Tri-Star is $16 million, which $1 million was made as a non-refundable deposit in January 1997. The remaining $15 million is payable $9 million in cash at closing and $6 million in Common Stock of the Company. In addition to the cash necessary to complete the purchase of Tri-Star, the Company would need additional capital to provide adequate working capital for the ongoing operations of Tri-Star. Closing of these purchases is subject to completion of due diligence by the Company and approval by the Board of Directors of the Company. If closing does not occur by July 31, 1997, Tri-Star may terminate discussions and retain the non-refundable deposit.

     The Company does not have sufficient available capital resources to complete the purchase of Tri-Star and the related property. For a more complete discussion of the Company's capital resources. See Note 2.

     The Company will attempt to negotiate a reduction of the portion of the purchase price due at closing and in addition will consider raising additional capital in the form of debt or equity to enable it to complete the purchase of Tri-Star, however no assurance can be given that the Company will be successful in such negotiations or in raising the additional capital Accordingly, no assurance can be given that such acquisition will occur.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

Disposition of Southwest Operations

     In December 1994, in contemplation of the acquisition of Tanon, the Company committed to a plan to close or sell its Southwest operations in Tucson, Arizona and Nogales, Mexico. The Company also decided substantially to consolidate its corporate administrative functions. In connection with these decisions, the Company recorded a provision for restructuring of $2,400,000.

Other Expenses

     Other expenses consist primarily of the following charges in 1996: equity share of BarOn's loss ($812,000), equity share of EATI loss ($449,000), valuation adjustment-investment in EATI ($1,647,000), valuation adjustment investment in BarOn ($649,000), write-down of Spalliero note receivable ($907,000) and the write-off of fixed assets ($563,000).

     In 1995, other expense consisted primarily of the equity in loss from BarOn ($802,000) and the equity share of EATI loss ($49,000).


4. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt and Capital Lease Obligations at December 31 consisted of the following:

                                                      1996           1995
                                                      ----           ----
                                                    (thousands of dollars)

IBJ Schroder Bank & Trust                           $ 8,054           --
Congress Financial Corporation loan facility           --          $ 3,646
Comerica Bank of California                            --            5,194
Capital lease obligations                             4,392          2,595
                                                    -------        -------
                                                     12,446         11,435
Less: Long term portion of debt and capital
         lease obligations                            2,937          1,731
                                                    -------        -------
                                                    $ 9,509        $ 9,704
                                                    =======        =======


    The above table does not include the convertible notes and debentures because management believes all such obligations will be satisfied through the conversion into shares of Common Stock. If not converted, the maturity schedule of convertible notes and debentures is as follows: 1997 -- $2,725,000, 1998 -- $6,839,000 and 1999 -- $1,270,000. As described in Note 2, certain of the convertible notes and debentures contain conversion features which provide for 18-20% discounts on the market price of the Company's common stock at the conversion date. The incremental yield embedded in the conversion terms totaling $4,200,000 has been charged to interest expense in 1996. The quarterly financial data in Note 13 has been retroactively restated to reflect this charge.

Lines of Credit

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)


    On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") to Tanon. Under the terms of this new facility, Schroder will advance up to $13,000,000 (reduced to $11,500,000 by amendment dated in April 1997) in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000 (the "Schroder Credit Facility"). The Company expects that its outstanding balance under the Schroder Credit Facility will be significantly less than $11,500,000 at all times during 1997. The Schroder Credit Facility has a three-year term and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%), per annum of the average unused portion of the Schroder Credit Facility. The Company paid a Closing fee of $125,000 to Schroder at the closing of the Schroder Credit Facility. Advances under the Schroder Credit Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. At December 31, 1996, $8,054,000 was outstanding under the Schroder Credit Facility, which constituted the total availability of the borrowing base. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At December 31, 1996, Tanon was in compliance with all of these requirements, except the required ratio of earnings to certain fixed charges. By agreement dated in April 1997 Schroder has agreed to waive such requirement for December 31, 1996 and has adjusted the required financial ratios to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1997. Substantially, all of the assets of the Company are pledged as collateral to secure the Schroder Credit Facility.

    Concurrent with, and as a condition to, the closing of the Schroder Credit Facility, the Company consolidated all of its contract electronic manufacturing business into its wholly-owned subsidiary, Tanon, by assigning to Tanon all of the assets and liabilities related to the contract electronic manufacturing business conducted directly by the Company. As a result, EAI is now principally a holding company with all operations being conducted by its subsidiaries with EAI providing strategic, financial and other support to such subsidiaries.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

Capitalized Lease Obligations

    The Company leases fixed assets under capitalized leases with a weighted average interest rate of 14.1% and the following principal maturity schedule:


                                                 (in thousands)

                    1997                                $1,455
                    1998                                 1,280
                    1999                                 1,413
                    2000                                   244
                                                   ------------

                    Total                                4,392
                    Current portion                     (1,455)
                                                   ------------
                    Long-term portion                   $2,937
                                                   ============



5.  OPERATING LEASES

    The Company leases its West Long Branch facility under a lease which expires in 2006. The monthly rent thereon, as of March 1, 1997 is approximately $114,000, monthly abatements are approximately $47,000, yielding a net monthly rent of $67,000, plus the payment of taxes, repairs, maintenance replacements and utilities. The lease agreement provides for increases in rental payments on each April 1, through the year 1999 based upon the increase in the Consumer Price Index with a minimum and maximum range of 3% to 6-1/2%. Thereafter, the rent will be adjusted based on market rates for similar facilities. During 1993 and 1994 the Company negotiated amendments to the lease which provide for $2.8 million of rent abatements over 5.5 years.

    The majority of the other lease commitments have been made under standard office leases which have initial terms ranging from two to five years.

    The aggregate minimum lease commitments under all noncancelable operating leases as of December 31, 1996, amounted to $15,978,000; $2,191,000 in 1997;
$2,241,000 in 1998; $1,962,000 in 1999; $1,865,000 in 2000; $1,892,000 in 2001
and $5,827,000 thereafter. Rent expense amounted to $2,343,000 in 1996, $2,234,000 in 1995; and $1,395,000 in 1994. The lease on the West Long Branch, NJ facility was extended to the year 2006 at the fair market value rent in March 1999. Since the fair market value rent at that time cannot now be determined, no estimate of the future commitment has been included herein.

6.  STOCK OPTIONS AND WARRANTS

    The Board of Directors grants options and warrants to acquire the Company's Common Stock to certain non-employee individuals and companies as a means of payment (often in lieu of cash) for a variety of services rendered. No significant options or warrants were issued for this purpose in 1996, however, during 1995 and 1994 options and warrants to acquire 86,250 and 90,500 shares, respectively of the Company's Common Stock were issued for this purpose. The Company estimates the value of these options and warrants using an option pricing model and charges this value to expense over the shorter of the vesting or service period.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

    In connection with the Company's efforts to raise equity capital, the Board of Directors grants options and warrants to acquire shares of the Company's Common Stock to investment bankers and individuals and companies acting in that capacity. During 1996, 1995 and 1994 options and warrants to acquire 89,286, 118,750 and 250,000 shares of the Company's Common Stock were issued for this purpose. Options or warrants issued to raise equity capital are accounted for as part of the equity transactions.

    As described in Note 3, option and warrants were issued in connection with the Tanon Acquisition and also in connection with the Company's investments in both BarOn and its indirect investment in ITI.

    A description of the Company's stock option plans for employees and non-employee directors and the more significant options and warrants granted for the purposes described above follows:

1972 Employee Stock Option Plan

    As of December 31, 1996, 217,102 shares of Common Stock were reserved for issuance to employees under the Company's 1972 Employee Stock Option Plan (1972 Employee Plan). Incentive stock options are granted to substantially all employees at either the fair market value on the date of grant or 85% of the fair market value of EAI Common Stock at the date of grant and usually become exercisable over a four-year period commencing one year after being granted. The Board of Directors may grant non-qualified options at its discretion for less than fair market value. The Board of Directors may at its discretion determine the option vesting period. Options can no longer be granted under this plan.

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

    As of December 31, 1996, the aggregate number of shares of Common Stock reserved for issuance under the Directors Plan was 501,875 shares. Under the terms of the plan, each person who was an Eligible Director on March 10, 1994, (the "Effective Date") and each person who became an Eligible Director thereafter will be granted an option to purchase 12,500 shares of Common Stock. An additional option to purchase 2,500 shares of Common Stock will be granted to the individual serving as the Chairman of the Board on the Effective Date and to each person who serves as the Chairman of the Board thereafter.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

1994 Equity Incentive Plan

    On May 17, 1994, the Board of Directors adopted the Company's Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by the shareholders of the Company at the Special Meeting of Shareholders held on June 28, 1994. On October 12, 1995, the Shareholders voted to approve an amendment to the Equity Incentive Plan increasing the aggregate number of shares available for issuance to 1,500,000. On May 30, 1996, the Shareholders voted to approve an amendment to the Equity Incentive Plan increasing the aggregate number of shares available for issuance to 2,250,000. The EAI Board of Directors believes that the Equity Incentive Plan will provide a method whereby certain directors, officers, employees and consultants can share in the long-term growth of the Company. As of December 31, 1996, 494,443 shares of Common Stock were reserved for issuance to eligible individuals under this Plan.

Wall Street Group Options

    On June 28, 1994, the Board of Directors granted the Wall Street Group an option to purchase 25,000 shares of the Company's Common Stock which vested ratably over 1 year at a price of $18.24 in consideration of services to be provided to the Company. Such options were granted at fair value at the date of grant.

Waterton Group LLC Options

    On October 20, 1994, in consideration of investment banking services, the Board of Directors granted to the Waterton Group, LLC options to acquire 50,000 shares of the Company's Common Stock, exercisable 50% on the first anniversary of the date of grant and 50% on the second anniversary at an exercise price of $30.80, which is equal to 110% of the closing price of the Company's Common Stock on the date of grant. The Board also granted additional options which were issued on October 20, 1995 to acquire 50,000 shares of the Company's Common Stock, exercisable 50% on the first anniversary and 50% on the second anniversary of the October 20, 1995 issue date, at an exercise price of $21.47, which is equal to 110% of the closing price of the Company's Common Stock on October 20, 1995.

Broad Capital Associates Options and Warrants

    On April 27, 1995, in consideration of investment banking services, the Board of Directors granted to Broad Capital Associates ("Broad"), options to acquire 93,750 shares of common stock of the Company, exercisable 33 1/3% on the date of grant, 33 1/3% on the first anniversary, and 33 1/3% on the second anniversary of the April 27, 1995 date of grant at an exercise price of $32.75 per share which is equal to the fair market value on the date of grant. The exercise price of such options was subsequently reduced to $18.00 per share and then increased to $20.00 per share but automatically reverted to $32.75 per share as of March 1, 1996.

    In August 1996, the exercise price of such options was reduced to $11.20 per share, exercisable immediately, but will automatically revert to the terms of the original grant on August 1, 1997. On September 3, 1996 Broad exercised its option to purchase 89,286 of such shares at $11.20 per share.

    On July 5, 1995, in connection with the formation of the Joint Venture with IAI, the Board of Directors granted Broad options to purchase 106,250 shares of the Company's common stock at an exercise price of $32.50 which options vest and are exercisable 33 1/3% on the date of grant, 33 1/3% on the first anniversary of the date of the grant, and 33 1/3% on the second anniversary of the date of the grant. Such options were subsequently amended to an exercise price of $18.00 per share and which reverted to an exercise price of $32.50 on March 1, 1996.

    On November 21, 1995 Broad exercised its option to purchase 50,000 of such shares at $18.00 per share. In consideration for such exercise, the exercise period for the options to purchase the remaining 56,250 shares was extended for an additional period of six months and the exercise price was increased from $18.00 to $20.00 per share. In consideration of Broad's commitment to purchase 89,286 shares of the Company's common stock from the April 27, 1995 grant, the options to purchase the remaining 56,250 shares of the July 5, 1995 grant were amended to an exercise price of $11.20 in August, 1996 but will revert to $32.50 on August 1, 1997.

    On September 3, 1996, also in consideration for Broad's commitment to purchase 89,286 shares of the Company's common stock from the April 27, 1995 grant, the Board of Directors granted Broad warrants to purchase 89,286 shares of the Company's common stock at an exercise price of $12.00 per share until July 31, 1997 and thereafter at $32.50 per share, expiring on July 5, 2000.

Mark Hauser Options

    On July 5, 1995, in connection with the formation of the Joint Venture with IAI, the Board of Directors granted Mark Hauser options to purchase 25,000 shares of the Company's common stock at an exercise price of $32.50 per share which options vest and are exercisable 33 1/3% on the date of grant, 33 1/3% on the first anniversary of the date of the grant, and 33 1/3% on the second anniversary of the date of the grant.

Dedi Graucher Options

    On July 5, 1995, in connection with the formation of the Joint Venture with IAI, the Board of Directors granted Dedi Graucher options to purchase 106,250 share of the Company's common stock at an exercise price of $32.50 per share which options vest and are exercisable 33 1/3% on the date of grant, 33 1/3% on the first anniversary of the date of the grant, and 33 1/3% on the second anniversary of the date of the grant. Such options were subsequently amended to an exercise price of $18.00 per share, which reverted to an exercise price of $32.50 per share on March 1, 1996.

Class A and Class B Warrants

     In connection with the February 1994 Private Placement, there were 7,354 Class A Warrants and 240,928 Class B Warrants outstanding as of December 31, 1996. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock at $4.00 per share and each Class B Warrant entitles the holder to purchase one share of the Company's Common Stock at $7.00 per share.

Irwin L. Gross Warrants

    The Company entered into an agreement with Irwin L. Gross in March 1994 pursuant to which Mr. Gross will provide consulting services and financial advice, for a term of five years ending March 1999. In consideration for such services Mr. Gross received a warrant to purchase 65,500 shares of the Company's Common Stock exercisable 50% on the first anniversary and 50% on the second anniversary of the grant at a price of $11.08 per share. These options are exercisable through March 21, 1999.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

Neidiger/Tucker/Bruner, Inc. Unit Warrants

    In connection with services rendered to the Company for the June 1994 Private Placement, the Company granted Unit Warrants to the investment banking firm of Neidiger/Tucker/Bruner, Inc. ("NTB Warrants"). The NTB Warrants entitle the holders to purchase 62,500 units at $12.12 per unit. Each unit consists of one share of Common Stock and a Class C Warrant. On July 10, 1999, 15,663 Unit Warrants will expire and on August 17, 1999, 46,838 Unit Warrants will expire. For each unit there is an Underlying Warrant with an exercise price of $18.40 with the same expiration dates.

VistaQuest Options

    In connection with consulting services performed for the Company on December 13, 1995, the Board of Directors granted VistaQuest warrants to purchase 60,000 shares at an exercise price of $23.52 per share, which exercise price was the fair market value on the date of the grant.

ITI Joint Venture

    In connection with the formation of ITI, warrants to purchase 125,000 and 150,000 shares of the Company's Common Stock were granted to IAI and AMP Argonauts, Ltd., respectively. The warrants have an exercise price of $29.00 per share, and expire on August 7, 1998.

Other Warrants

    At December 31, 1996, the Company had certain other warrants outstanding for issuance of shares of Common Stock under certain circumstances. All such warrants were issued in prior years and are included in the summary of outstanding warrants below.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)


    A summary of activity in the various stock option plans discussed above and a summary of warrants outstanding at December 31, 1996 follow:





                                                                              Stock Option Plans
                                                                              ------------------
                                        Price                                              Available
                                      Per Share          Outstanding       Exercisable     for Grant
                                      ---------          -----------       -----------     ---------
1972 Stock Option Plan

December 31, 1994, Balance            $ 4.52-25.12         246,709           85,820          108,974
Options Granted                              --            100,000             --           (100,000)
Became Exercisable                           --               --            131,411             --
Options Exercised                     $ 4.52- 5.48         (86,745)         (86,745)            --
Options Returned                      $ 4.52-25.12        (193,597)            --            193,597
                                      ------------          ------           ------          -------

December 31, 1995 Balance             $ 4.52-25.12          66,367          130,486          202,571
Became Exercisable                    $ 4.52-20.252                           4,432
Options Exercised                     $13.00                  (312)            (312)
Options Returned                      $ 4.52-14.00         (14,531)         (11,107)          14,531
Options Exercisable Adjustment        $ 4.52-25.12            --            (77,523)            --
                                      ------------          ------           ------          -------

December 31, 1996, Balance            $ 4.52-25.12          51,524           45,976          217,102
                                      ============          ======           ======          =======

1994 Stock Option Plan for
Non-Employee Directors

December 31, 1994, Balance            $13.00-17.48          65,000           19,500           35,000
Options Granted                       $22.28                40,000                           (40,000)
Became Exercisable                    $13.00-22.28                           21,000
Options Exercised                     $13.00-17.48         (11,250)         (11,250)
Options Returned                      $13.00                (6,875)          (6,875)           6,875
Options Authorized                                                                           500,000
                                      ------------          ------           ------          -------

December 31, 1995 Balance             $13.00-22.28          86,875           22,375          501,875
Became Exercisable                    $13.00-30.00            --             14,625             --
Options Exercised                     $13.00                (2,500)          (2,500)
Options Returned Adjustment           $13.00                  --              6,875             --
                                      ------------          ------           ------          -------

December 31, 1996, Balance            $13.00-30.00          84,375           41,375          501,875
                                      ============          ======           ======          =======

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)




                                                                               Stock Option Plans
                                                       Price                   ------------------     Available
                                                     Per Share    Outstanding      Exercisable        for Grant
                                                     ---------    -----------      -----------        ---------
1994 Equity Incentive Plan
-----------------------------
December 31, 1994, Balance                        $    17.76         450,000                           300,000
Options Granted                                   $  4.20-34.50    1,102,080                         1,102,080)
Became Exercisable                                $    17.76                        452,199
Options Exercised                                 $  4.20-18.00     (121,876)      (121,876)
Options Returned                                  $    17.76        (114,380)      (114,380)           114,380
Options Authorized                                                                                     750,000
                                                    -----------    -------------  -----------        ------------

December 31, 1995, Balance                        $  4.20-34.50    1,315,824        215,943             62,300
Options Granted                                   $ 14.50-20.50      362,500                          (362,500)
Options Granted -- Adjustment                     $    30.50          (6,250)                            6,250
Options Granted -- Adjustment                     $    18.00          25,000                           (25,000)
Became Exercisable                                $  3.96-34.50                    501,960
Options Exercised                                 $  3.96-34.50      (91,479)      (91,479)
Options Returned                                  $  5.00-34.50      (44,888)       (3,125)             44,888
Options Returned Adjustment                       $  3.96-34.50      (18,497)      113,183              18,505
Options Authorized                                                                                     750,000
                                                    -----------    -------------  -----------        ------------

December 31, 1996, Balance                        $  3.96-34.50    1,542,210       736,482             494,443
                                                    ===========    =============  ===========        ============

Wall Street Group Options                         $    18.24          25,000        25,000                --
                                                    ===========    =============  ===========        ============
Waterton Group LLC Options                        $ 22.00-30.80      100,000        75,000                --
                                                    ===========    =============  ===========        ============
Total All Options                                 $  3.96-34.50    1,803,109       923,833           1,213,420
                                                    ===========    =============  ===========        ============


                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)


                              Warrants Outstanding



                                                    Exercise Price
Warrants                                              Per Warrant           Outstanding
--------                                              -----------           -----------

Class A Warrants                                             $4.00                7,354
Class B Warrants                                              7.00              240,928
Gross Warrants                                               11.08               65,500
Neidiger/Tucker/Bruner, Inc. Unit Warrants                   12.10               62,501
Neidiger/Tucker/Bruner, Inc. Class C Warrants                18.40               62,501
Public Utility Warrants                                      24.00               75,000
185 Monmouth Parkway                                          6.00               32,500
Norcross Warrants                                             4.00               12,500
IAI Warrants                                                 29.00              125,000
A.M.P. Argonauts Ltd. Warrants                               29.00              150,000
Broad Capital Associates, Inc. Warrants                      12.00               89,286
VistaQuest Warrants                                          23.50               60,000
                                                       -----------            ---------

Total Warrants Outstanding                             $4.00-29.00              983,070
                                                       ===========            =========


     The number of shares and average price of options exercisable at December 31, 1996 and 1995 were 923,833 shares at $19.23 and 418,804 shares at $19.34, respectively. At December 31, 1996 and 1995, 1,213,420 shares and 766,718 shares, respectively, were available for future grants under these plans.

     At December 31, 1996 an aggregate of 3,999,599 shares of Common Stock was reserved for the exercise of options and warrants.

     Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for performance-based awards, which was not significant. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, Net Loss would have been increased by $5.2 million, or $1.08 per share in 1996 and $2.9 million, or $0.95 per share in 1995. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996 and 1995 was $16.91 and $29.43, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $8.78 in 1996 and $14.10 in 1995 and the following weighted average assumptions: risk-free interest rate of 5.8% for 1996 and 6.4% for 1995, expected life of 3 years for 1996 and 1995, volatility of 73% for 1996 and 70% for 1995, and no dividend yield for 1996 or 1995.

7. SAVINGS PLAN AND POST RETIREMENT BENEFITS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

     The Company has a 401(k) Savings Plan whereby eligible employees may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Employee contributions are matched 50% by the Company up to a maximum of 4% of employee compensation. The Company can also make an additional contribution which is at the discretion of the Board of Directors. No additional contributions were made in 1996, 1995, or 1994 . Company contributions amounted to approximately $84,000 in 1996, $68,000 in 1995, and $48,000 in 1994. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. The Company does not provide any material postretirement benefits.

8. INCOME TAXES

     As of December 31, 1996, the Company had a net operating loss carry forward for tax purposes of approximately $45.6 million ($7.3 million expiring in 1999, $2.0 million expiring in 2002, $3.1 million expiring in 2007, $6.2 million expiring in 2008, $5.2 million expiring in 2009, $9.6 million expiring in 2010 and $12.2 million expiring in 2011) that may be applied to reduce future taxable income. There is an annual limitation of $4,860,000 on the utilization of the Company's net operating loss carry forwards which resulted from stock ownership change in January 1995, as defined in Section 382 of the Internal Revenue Code of 1986. Further limitations may occur if additional stock ownership changes occur which exceed certain thresholds as defined by Section 382 of the Code.

     Because of the uncertainties related to the future realization of the deferred tax asset of $17.8 and $13.0 million at December 31, 1996 and 1995, respectively, the Company has established a valuation allowance of $17.8 and $13.0 million at December 31, 1996 and 1995, respectively.

     There was no net U.S. Federal income tax benefit for 1996, 1995 or 1994 because losses incurred in those years cannot be carried back to prior years and the future realization is uncertain.

9. LOSS PER COMMON SHARE

     Losses per common share were computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options, warrants and convertible notes and debentures have not been included in per share computations, because their impact would have been antidilutive in each year. The weighted average common shares outstanding used in the computation of (loss) per share was 4,802,068 in 1996, 3,086,070 in 1995 and 1,263,120 in 1994.

     All references in the consolidated financial statements referring to shares, share prices, per share amounts, and stock option plans have been adjusted to give retroactive effect to a one-for-four reverse stock split as of the close of business on December 27, 1996 (the "Record Date").

10. EXECUTIVE SERVICES AND SEVERANCE AGREEMENTS

     Effective November 15, 1996, Joseph R. Spalliero resigned as President and Director of the Company. Upon the expiration of Mr. Spalliero's employment agreement on January 3, 1997, Mr. Spalliero became an independent sales representative for Tanon. Irwin L. Gross, Chairman of the Board of the Company, has succeeded Mr. Spalliero as President of the Company.

     On February 2, 1995, pursuant to negotiations which had been commenced in November, 1994, Charles A. Milo submitted his formal resignation as President, Chief Executive Officer and Director. At that time, the

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

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

     On December 20, 1996, the Company entered into employment agreements with those of its executive officers who served as full time employees - Paul Finer, Howard Kamins, Stanley Jester and Jules Seshens. The agreements have an initial term expiring on December 31, 1997, and automatically renew unless notice given at least 180 days before expiration of the then current term. Each of the agreements provide for severance in a lump sum equal to one year's salary and guideline bonus, if any, continuation of benefits for 18 months, and vesting of any unvested options if (i) the executive is terminated for any reason other than due cause, (ii) a change of control of the Company occurs, (iii) Irwin L. Gross is no longer Chairman, (iv) the executive's principal location is moved more than 30 miles from its current location or (v) the executive's position is materially changed.


11. PREFERRED STOCK PURCHASE RIGHTS

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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)

12. CONTINGENCIES

     Lemco Associates

     In October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and is seeking damages in unspecified amounts. EAI has denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and cross claims against co-defendants and others for indemnification and contribution. In addition, the Company has made a demand upon its insurance carriers for coverage for the claims made by Lemco and cross claims and third party claims may be filed against these insurance companies seeking indemnification against these claims. To date, the Company's insurance carriers have agreed to pay 71% of its defense costs under a reservation of rights. Discovery in this matter is ongoing. By letter dated January 22, 1997, Lemco provided the Company with a statement of its remediation costs to date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in this action. Specifically, Lemco claims that it has expended approximately $609,000 in remediation costs, including fees for legal oversight and consultation. It further estimates that its future remediation costs will amount to approximately $5,000,000. Such amount is included in a report made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation, as well as anticipated New Jersey Department of Environmental Protection and Energy ("DEPE") oversight costs and fees for legal oversight and consultation. Further, by letter dated June 7, 1995, Lemco provided the Company with an appraisal report made by a real estate appraisal company engaged by Lemco in support of Lemco's claim for diminution in the value of the property. Such report states that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and as of April 14, 1995 was $750,000. Lemco's appraisal expert subsequently determined in October 1995 that the value of the property as of April 14, 1995 was $960,000. Lemco purchased the property in question in 1979 for approximately $400,000. Lemco's environmental consultants have recently issued a new report indicating that, based upon further hydrogeologic data, the contamination occurred before 1979. The Company's experts have estimated that, based upon hydrogeologic data gathered to date by Lemco's experts, the major source of continuing contamination of groundwater was released into the water table about late 1984 or, using more conservative extrapolations, about mid-1979. Based on the foregoing, management believes that the range of possible loss in this matter ranges from zero to approximately $8.24 million, not including costs and expenses, such as legal and expert fees, which will be incurred in connection with this matter, and not taking into account the amount of any loss which may be offset by insurance coverage as discussed above. The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are overstated. The Company's experts have estimated the cost of remediation as between $1.5 million and $2.5 million. There is no assurance that the outcome of this matter will come within the above-mentioned range of possible loss.

     The Company is vigorously defending this matter. On May 3, 1996, the Superior Court of New Jersey referred this case to mediation in an effort to explore opportunities for settlement. Mediation proceedings commenced and through March 1997. In the event the matter cannot be resolved through mediation, the case will be referred back to the Court and a trial has been scheduled to commence on April 28, 1997.

     No reserve has been established in the accompanying financial statements for the cost of remediation, if any, which may be attributable to the Company. Estimated legal and environmental expert fees have been reserved to the extent not covered by insurance. The Company's liquidity assessment described in Note 2 does not include any estimate for cost of remediation.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (continued)



13. QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data for the years ended December 31, 1996 and 1995 are as follows:




                                              First         Second          Third          Fourth
                                              -----         ------          -----          ------
1996
----
Net sales                                  $24,025 (1)    $22,388 (1)    $ 17,595 (1)     $ 17,617
Gross profit (loss)                          1,391 (1)      1,589 (1)        (142)(1)       (2,358)
Net loss                                   $(1,674)(1)    $(1,627)(1)    $ (6,265)(1)     $(16,188)
                                            -------        -------        --------         --------
Loss per common share                      $ (0.40)(1)    $ (0.34)(1)    $  (1.24)(1)     $  (3.37)
                                            =======        =======        ========         ========

Adjustment for discount on
     convertible debt                      $(2,195)       $(2,005)
Restated net loss                          $(3,869)(2)    $(3,632)(2)    $ (6,265)        $(16,188)
                                            -------        -------        --------         --------
Restated loss per common share             $ (0.92)(2)    $ (0.77)(2)    $  (1.24)        $  (3.37)
                                            =======        =======        ========         ========

1995
----
Net sales                                  $19,056 (1)    $18,178 (1)    $ 18,895 (1)     $ 20,956
Gross profit                                   106 (1)         67 (1)         250 (1)          240
Net loss                                   $(8,598)(1)    $(2,484)(1)    $(15,786)(1)     $ (4,026)
                                            -------        -------        --------         --------
Loss per common share                      $ (3.36)(1)    $ (0.92)(1)    $  (4.84)(1)     $  (1.08)
                                            =======        =======        ========         ========



(1) As reported on quarterly report on Form 10-Q.
(2) Restated to reflect interest expense resulting from the incremental yield embedded in the conversion terms of certain convertible notes and debentures described in Note 4.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES


                         SCHEDULE II - VALUATION ACCOUNT

                   For the Three Years Ended December 31, 1996
                             (thousands of dollars)



                                                          Charged      Deductions(1)
Description                                 Balance at    (Credited)   -------------   Balance
                                            Beginning     to Costs and                 at End of
                                            Of Period     Expenses                     Period
                                            ---------     ------------                 ---------

1996:  Allowance for doubtful accounts      $385          $899  (3)         ($184)     $1,100

                                            ====          ====              ======     ========

1995:  Allowance for doubtful accounts      $307(2)       $ 91               $(13)     $385
                                            =======       ====               =====     ====

1994:  Allowance for doubtful accounts      $277          $134              $(204)     $207
                                            ====          ====              ======     ====



(1) Write-off of uncollectible accounts

(2) Adjusted to include Tanon Balance

(3) Includes provisions for Gyration Inc. of $750

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         EA INDUSTRIES, INC.
         Registrant


         By:/s/ Stanley O. Jester
            -----------------------
            Stanley O. Jester, Treasurer
            and Vice President - Finance
            Chief Financial Officer
            (Principal Financial and Chief Accounting Officer)


Dated:  April 15, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                                      Title                                    Date
---------                                      -----                                    ----


/s/ Irwin L. Gross                             Chairman of the Board                    April 15, 1997
--------------------------------               and President
Irwin L. Gross




/s/ Stanley O. Jester                          Treasurer and Vice                       April 15, 1997
--------------------------------               President, Finance
Stanley O. Jester
       (Principal Financial and
       Accounting Officer)


/s/ Jules M. Seshens                           Executive Vice President                 April 15, 1997
--------------------------------               and Director
Jules M. Seshens

     [Signatures continued on next page]






/s/ William Spier                              Director                                 April 15, 1997
--------------------------------
William Spier




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The required information with respect to each director and executive officer is contained in the Company's definitive Proxy Statement to be prepared in connection with its Annual Meeting to be filed within 120 days of the Registrant's year ended December 31, 1996 ("1997 Annual Meeting"), which is hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The required information with respect to executive compensation is contained in the Company's definitive Proxy Statement to be prepared in connection with its 1997 Annual Meeting, which is hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The required information with respect to security ownership of certain beneficial owners and management is contained in the Company's definitive Proxy Statement to be prepared in connection with its 1997 Annual Meeting, which is hereby incorporated by reference in this Annual Report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The required information with respect to certain relationships and related transactions is contained in the Company's definitive Proxy Statement to be prepared in connection with its 1997 Annual Meeting, which is hereby incorporated by reference in this Annual Report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Reference is made to the Consolidated Financial Statements and Schedules at Part II, Item 8 of this Annual Report on Form 10-K and the same are hereby incorporated by reference.

                                    EXHIBITS

   Exhibit No.    Description
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



         3.2      Amendment to Certificate of Incorporation was filed as Exhibit
                  3.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.

         3.3 Amendment to Certificate of Incorporation Reflecting Reverse Stock Split.

         3.4 By-Laws, as amended, were filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KA for the year ended December 31, 1994, and are hereby incorporated by reference.

         4.1      Specimen of Common Stock share Certificate.

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

        10.7 Stock Purchase Agreement, dated as of February 8, 1990, between the Company and Nippon Mining Co., Ltd. was filed as
                  Exhibit 10(a) to the Company's Report on Form 8-K, dated February 21, 1990, and is hereby incorporated by reference (File No. 1-4680).

        10.8 Asset Purchase Agreement, dated May 15, 1992, between the Company, Milo Technologies, Inc., Charles A. Milo and Loretta Milo was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

        10.9 Stock Purchase Agreement, dated May 15, 1992, between the Company, Milotec S.A. De C.V., Charles A. Milo, Loretta Milo and certain other individuals, was filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated by reference.

        10.10 Form of Class A Warrant issued to each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

        10.11 Revolving Credit and Security Agreement dated May 3, 1996, between IBJ Schroder Bank & Trust Company and Tanon Manufacturing was filed as Exhibit 10.1 to the Company's quarterly report on form 10-Q for the quarter ended March 30, 1996 and is hereby incorporated by reference.

        10.12 Stock Purchase Agreement dated May 3, 1996, between the Company and Ayhan Hakimoglu was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 and is hereby incorporated by reference.

        10.13 Form of Subscription Agreement and Form of 9% Convertible Subordinated Debenture issued in connection with raising $8.1 million in May and June 1996 to fund a portion of the purchase price for approximately 11.64% of the issued and outstanding Aydin Common Stock purchased from Mr. Hakimoglu and for other uses was filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 and is hereby incorporated by reference.

        10.14 Master Note dated July 1, 1996 from BarOn Technologies, Ltd. to the Company was filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1996 and is hereby incorporated by reference.

        10.15 Master Note Agreement dated July 1, 1996, between the Company and BarOn Technologies, Ltd. was filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1996 and is hereby incorporated by reference.

        10.16 Manufacturing and Consulting Agreement dated as of July 1, 1996 between the Company and BarOn Technologies, Ltd. was filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1996 and is hereby incorporated by reference.

        10.17 Warrant to Purchase Ordinary Shares of BarOn Technologies, Ltd. was filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1996 and is hereby incorporated by reference.

        10.18 Form of Class B Warrant issued to each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

        10.19 Agreement to Issue Warrants, dated January 28, 1994, between the Company and Norcross Securities, Inc. together with a Warrant issued by the Company and a form of a Warrant issuable under certain circumstances, comprising Exhibits to the Agreement to Issue Warrants, was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

        10.20 Second Amendment, dated August 4, 1993, to Second Amendment of Lease and Option Agreement, dated as of April 1, 1989, between the Company and 185 Monmouth Parkway Associates, L.P. and letter dated August 6, 1993, modifying Second Amendment, dated August 4, 1993, to Second Amendment of Lease and Option Agreement, was filed as Exhibit 10(ab) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

        10.21 Asset Purchase Agreement, dated June 4, 1993, between the Company and Halifax Corporation together with a Non-Competition Agreement, Assignment and Assumption Agreement, Service Mark License Agreement, Low Cost Host License Agreement, and Master Subcontract Agreement, comprising Exhibits to the Asset Purchase Agreement, was filed as Exhibit 10(ae) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

        10.22 Form of Subscription Agreement executed by each purchaser in connection with the private placement of the Company's securities which was commenced in June 1994, was filed as
                  Exhibit 10.28 to the Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

        10.23 Form of Class C Warrant issued to each purchaser in connection with the private placement of the Company's securities which was commenced in June 1994, was filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

     (*)10.24 1994 Equity Incentive Plan, as adopted by the Company's shareholders on June 28, 1994, as amended and restated.

     (*)10.25 1994 Stock Option Plan for Non-Employee Directors, as adopted by the Company's shareholders on May 17, 1994, as amended and restated.

    (**)10.26     Form of Consulting Agreement entered into between the
                  Company and Irwin L. Gross on March 21, 1994, was filed as
                  Exhibit 2 to the Company's Registration Statement on Form S-1,
                  No. 33-81892, as amended, and is hereby incorporated by reference.

        10.27 Form of Placement Agent's Warrant Agreement entered into between the Company and Neidiger/Tucker/Bruner, Inc., together with a Form of Warrant issued by the Company comprising an Exhibit to the Placement Agent's Warrant Agreement, was filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

        10.28 Form of Investment Agreement dated January 15, 1995 by and between Electronic Associates, Inc. and BarOn Technologies, Ltd., was filed as Exhibit 10.1 to the Company's Report on Form 8-K (Date of Report: January 16, 1995), as amended, and is hereby incorporated herein by reference.

        10.29 Form of Stock Purchase Agreement between the Company and various shareholders of BarOn Technologies, Ltd., was filed as
                  Exhibit 10.2 to the Company's Report on Form 8-K (Date of
                  Report: January 16, 1995), as amended, and is hereby incorporated herein by reference.

        10.30 Form of Shareholders Agreement among the Company, BarOn Technologies, Ltd. and the shareholders of BarOn Technologies, Ltd., was filed as Exhibit 10.3 to the Company's Report on Form 8-K (Date of Report: January 16, 1995), as amended, and is hereby incorporated herein by reference.


    (**)10.31     Employment Agreement dated as of January 4, 1995 between
                  Tanon Manufacturing, Inc. and Joseph R. Spalliero was filed as
                  Exhibit 10.51 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994, and is hereby incorporated by reference.

    (**)10.32     Non-Competition and Confidentiality Agreement dated as
                  of January 4, 1995 by and among Electronic Associates, Inc.,
                  Tanon Manufacturing, Inc. and Joseph R. Spalliero, was filed as Exhibit 10.52 in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994, and is hereby incorporated by reference.
        10.33     Promissory Note dated January 4, 1995 in the principal amount of $1,000,000 from Joseph R. Spalliero and Patricia Spalliero to Electronic Associates, Inc. filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K/A for the year ended
                  December 31, 1994, and is hereby incorporated by reference.


    (**)10.34     Amendment dated March 23, 1995 to Consulting Agreement
                  dated March 21, 1994 between Irwin L. Gross and Electronic
                  Associates, Inc. filed as Exhibit 10.55 to the Company's
                  Annual Report on Form 10-K/A for the year ended December 31,
                  1994, and is hereby incorporated by reference.


    (**)10.35     Employment Agreement dated December 20, 1996 between the
                  Company and Paul E. Finer.

    (**)10.36     Employment Agreement dated December 20, 1996 between the
                  Company and Howard P. Kamins.

    (**)10.37     Employment Agreement dated December 20, 1996 between the
                  Company and Stanley O. Jester.

    (**)10.38     Employment Agreement dated December 20, 1996 between the
                  Company and Jules Seshens.

        10.39 Form of Subscription Agreement and Form of 10% Series A Convertible Notes issued by the Company.

        10.40 Registration Rights Agreement dated January 23, 1997 between Aydin Corporation and the Company.

        10.41 Letter Agreement dated February 25, 1997 between Aydin Corporation and the Company regarding option to be granted to the Chairman of Aydin Corporation.

        10.42 Stock Option Agreement dated February 27, 1997 the Company and the Chairman of Aydin Corporation.

        10.43 Letter of Intent dated December 23, 1996 by and among Tanon Manufacturing, Inc., Tri-Star Technologies Co., Inc. and Michael P. Downes.

        10.44 Letter of Intent dated December 23, 1996 by and among Tanon Manufacturing, Inc., Tri-Star Realty Trust and Michael P. Downes.

        10.45 Memorandum of Understanding dated December 23, 1996 by and among the Company, Tanon Manufacturing, Inc., Tri-Star Technologies Co., Inc., and Michael P. Downes.

        10.46 Promissory Note dated January 20, 1997 in the principal amount of $1 million issued by the Company to Millenco, L.P.

        10.47 Stock Pledge Agreement dated January 20, 1997 between the Company and Millenco, L.P.

        10.48 Warrant dated January 20, 1997 to purchase 50,000 shares of the Company's Common Stock issued to Millenco L.P.

        10.49 Promissory Note dated January 6, 1997 in the principal amount of $1 million issued by the Company to ACE Foundation, Inc.

        10.50 Stock Pledge Agreement dated January 6, 1997 between the Company and Ace Foundation, Inc.

        10.51 Warrant dated January 6, 1997 to purchase 50,000 shares of Company's Common Stock issued to ACE Foundation, Inc.

        10.53 Warrant, dated September 3, 1996, to purchase 357,143 shares of Common Stock issued by the Company to Broad Capital Associates, Inc.

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


        The Company will provide copies of the above Exhibits to shareholders upon the payment of a fee of $4 per order to cover postage and handling plus seven cents per page. Requests for such copies should be directed to James Shanley, EA Industries, Inc., 185 Monmouth Parkway, West Long Branch,
New Jersey 07764.

        The Company filed a report on Form 8-K on December 18, 1996 regarding the one for four reverse stock split of the Company's Common Stock approved by the Board of Directors of the Company and effective on December 27, 1996.

        (c)  See Item 14(a) above.