Form 10-K/A
period 1996-12-31
EA INDUSTRIES INC /NJ/
filed 1997-04-30
CIK 313096

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company.

     Name               Age            Position with the Company
     ----               ---            -------------------------

Irwin L. Gross          53    Chairman of the Board of Directors; President and
                              Chief Executive Officer

Jules M. Seshens (1)    53    Executive Vice President, Corporate Development,
                              and Director

Seth Joseph Antine (1)  29    Director

Mark S. Hauser          39    Director

William Spier (1)       62    Director

Paul E. Finer           52    Vice President of EAI, and President and Chief
                              Executive Officer of Tanon Manufacturing, Inc.

Howard P. Kamins        39    Vice President and General Counsel of EAI

Stanley O. Jester       48    Treasurer and Vice President, Finance


(1)  Member of Compensation Committee.

     Irwin L. Gross was elected a director of the Company in March 1994 to fill a Class II vacancy, and was elected as Chairman of the Board of Directors in April 1995. Mr. Gross was elected President and Chief Executive Officer ("CEO") of the Company in December, 1996. Since May 1984, Mr. Gross has served as Chairman of the Board of Directors of ICC Technologies, Inc. ("ICC"). Mr. Gross is also President and Chief Executive Officer of ICC and the Chief Executive Officer of Engelhard/ICC. Mr. Gross served on the Board of Directors of Powerspectrum Inc., a private company involved in telecommunications from 1992 to July 27, 1993. From January 1982 to May 1984, Mr. Gross was employed in various capacities by International Mobile Machines Corporation, a publicly-held company engaged in the development of telecommunications systems and computer security devices, in which company he served as Executive Vice President from January 1982 until October 1983 and as Director for Corporate Development from October 1983 until April 1984. From 1968 to 1982, he was a practicing attorney in Philadelphia, Pennsylvania. He holds a Bachelor of Science degree in Accounting from Temple University, Philadelphia, Pennsylvania, and a Juris Doctor degree from Villanova University, Villanova, Pennsylvania.

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

     Seth Joseph Antine was elected a director of the Company in May 1994 to fill a Class I vacancy. Since April 1993 he has been an independent financial consultant with an office in New York, New York. From January 1991 until April 1993, Mr. Antine was President of Gotham Food Corp., an owner and operator of several restaurants in New York, New York. From January 1990 until January 1991 Mr. Antine was an accountant with Laventhol & Horwath. Mr. Antine received a B.S. degree in accounting from Touro College in December 1989.

     Mark S. Hauser was elected a director of the Company in October 1995 to fill a Class I vacancy. Mr. Hauser is a Founder and Managing Director of Hauser, Richards & Co. since 1991 and Tamarix Capital Corporation since 1994, investment and merchant banking firms. Prior to founding Hauser, Richards & Co. in March 1991, Mr. Hauser was a Managing Director at Ocean Capital Corporation, a private international investment banking firm. He has extensive experience in international financial transactions including corporate mergers and acquisitions, capital-raisings, and financial restructurings. Prior to joining Ocean Capital Corporation in 1986, Mr. Hauser worked as a corporate finance and banking attorney at the New York office of Rogers & Wells. Mr. Hauser is a director of ICC Technologies, Inc., a public company which, through a joint venture with Engelhard Corporation, is engaged in the business of designing, manufacturing and selling desiccant wheel components and desiccant air conditioners. In 1996, Mr. Hauser became a director of Global One Distribution & Merchandising Inc., a publicly-held company engaged in the publishing of licensed posters. Mr. Hauser is an Advisory Director of Direct Language Communications, a multi-lingual communication service company, and Vice Chairman of the Board of Directors of The Holmes Protection Group, Inc., a public security alarm systems company. Mr. Hauser is a member of the New York Bar and is admitted to practice law as a solicitor to the Supreme Court of New South Wales in Australia. He has economics and law degrees from Sydney University and a Master of Law degree from the London School of Economics and Political Science.

     William Spier was elected a director of the Company in October 1995 to fill a Class III vacancy. Mr. Spier was Chairman of DeSoto, Inc., a detergent manufacturer, from May 1991 to September 27, 1996, and has been the Chairman and President of Sutton Holding Company, a New York-based investment company, since 1989. Mr. Spier is also currently a director of Geotek Industries, Inc., a public telecommunications company (since June 1990), Video Lottery Technologies, Inc., a public company in the business of manufacturing gaming equipment (since March 1991), Integrated Technology USA, Inc. and Keystone Consolidated Industries, Inc.

     Paul E. Finer was named Vice President of the Company and President and Chief Executive Officer of Tanon in February 1996. From August 1987 to September 1995, Mr. Finer served in various executive capacities at KDI Corporation. During the period from March 1990 through September 1995, he was Vice President of KDI Corporation and President of KDI Electronics Group. He also served concurrently as President/CEO of KDI/Triangle Electronics, Inc., a manufacturer of components and subassemblies for cellular communications and radar applications as well as President/CEO of KDI Precision Products, Inc., a manufacturer of devices for electronic sensing and ordinance applications. From September 1995 through February 1996 Mr. Finer was an independent management consultant. From January 1982 to August 1987, Mr. Finer served as President of various subsidiaries of Keene Corporation, a manufacturer of a broad range of diversified technologies servicing both the commercial and defense electronics markets. Prior to that, he was President of Chomerics Materials, Inc. and served in various executive capacities at Raytheon Co. Mr. Finer has a B.S. degree from Suffolk University in Boston, Massachusetts .

     Howard P. Kamins joined the Company in April 1996 and was elected General Counsel and Vice President in August 1996. Mr. Kamins has over fifteen years of experience in law, finance and management.

From December 1992 through February 1996, Mr. Kamins was Vice President and Assistant General Counsel of NovaCare, Inc., a NYSE listed rehabilitation services company. From April 1989 through October 1992, Mr. Kamins was Vice President, General Counsel and Secretary of the Rocking Horse Child Care Centers of America, Inc., a public company operating child care centers and private schools. Mr. Kamins holds a BA degree from the State University of New York and a JD from Stanford Law School.

     Stanley O. Jester was elected Treasurer and Vice President, Finance in September 1995 following the resignation of Jonathan R. Wolter who was acting in such capacity. Mr. Jester has over 25 years of experience in accounting, finance and management. Prior to joining EAI in September 1995, Mr. Jester was most recently Chief Financial Officer of Southdown Thermal Dynamics for 6 years, a private environmental remediation firm. Prior to this, Mr. Jester was Chief Financial Officer of Energy Assets International, a public firm in the oil and gas business, for four years. From 1980 through 1985 he was Controller and then Chief Financial Officer of International Oil and Gas, an international private oil and gas exploration company. Mr. Jester was Division Controller and then Controller of Bodcaw Company, a private billion dollar natural resource company, from 1975 through 1980. From 1971 through 1975 he was with Coopers & Lybrand. Mr. Jester has B.S. and M.S. degrees from LA Tech University and has been a CPA for over 20 years.

     Pursuant to the Company's Bylaws, the number of directors may be not less than three nor more than nine. The Board of Directors is divided into three classes, with staggered three year terms, and up to three directors are permitted in each class. As determined by the Board of Directors, the number of directors is presently set at five. There are presently three Class I directors, one Class II director and one Class III director. Under the provisions of the Company's Bylaws, a vacancy may be filled by the Board of Directors. Directors elected by the Board to fill vacancies will stand for election at the earlier of the next Annual Meeting of Shareholders or the next meeting of shareholders for the election of directors.

     Messrs. Seshens, Antine and Hauser are current Class I directors, Irwin L. Gross is a current Class II director, and William Spier is a current Class III director.

     The executive officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Mr. Gross is a director of ICC Technologies, Inc. Mr. Spier is a director of Geotek Industries, Inc., Video Lottery Technologies, Inc., Integrated Technology USA, Inc. and Keystone Consolidated Industries, Inc. Mr. Hauser is a director of ICC Technologies, Inc., The Holmes Protection Group and Global One Distribution & Merchandising Inc. No other director of the Company holds any other directorships in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

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

     To the best of the Company's knowledge, based solely on a review of Forms 3, 4 and 5 and amendments thereto, during and with respect to its most recent fiscal year, and written representations filed with the Company, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners during the fiscal year ended December 31, 1996 or prior fiscal years were complied with, with the exception that Irwin Gross filed a Form 4 and a Form 5, each relating to the late report of one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following Summary Compensation Table sets forth, for the three fiscal years ended December 31, 1996, the compensation for services in all capacities earned by the persons who served as Chief Executive Officer and the three other Executive Officers of the Company who received or earned compensation exceeding $100,000 in the fiscal year ended December 31, 1996.


                           Summary Compensation Table


                                           Annual Compensation                      Long-Term Compensation
                              ------------------------------------------- ----------------------------------------
                                                                                  Awards               Payouts
                                                                          ----------------------------------------
                                                                                       Securities
                                                            Other Annual  Restricted   Underlying      Long-Term       All Other
    Name and Principal                                        Compen-      Stock       Options/      Incentive Plan    Compen-
         Position             Year    Salary ($)  Bonus ($)  sation ($)   Award(s)($)   SARs(#)       (Payouts($)     sation($)
         --------             ----    ----------  ---------  ----------   -----------   ----------     -----------     ---------

Irwin L. Gross                1996       --          --          --           --        250,000(2)                     $ 75,000(7)
President and CEO (1)         1995       --          --          --           --          2,500(3)                       18,800(7)
                              1994       --          --          --           --         10,000(4)
                                                                                        250,000(5)
                                                                                         65,500(6)

Paul E. Finer                 1996   $212,300    $   --       $  --           --        100,000(8)         --          $  1,600(9)
Vice President of EAI
and Chief Executive Officer
of Tanon Manufacturing, Inc.

Stanley O. Jester             1996    117,460        --          --           --         50,000(10)        --             1,800(9)
Treasurer and Vice            1995     40,000
President, Finance

Jules M. Seshens              1996       --          --          --           --         37,500(11)        --          150,000(14)
Executive Vice President      1995       --          --                       --           --              --          150,000(14)
Corporate Development         1994       --          --          --           --         12,500(12)        --           20,800(14)
                                                                                         50,000(13)

Joseph R. Spalliero, Sr.      1996    238,400        --          --           --           --              --             --
Former President and          1995    240,000     450,000(15)    --           --         87,500(15)        --             --
CEO (15)

----------

(1)  Mr. Gross was elected President and CEO of the Company on December 16,
     1996.

(2) Options for 250,000 shares were granted in 1995 pursuant to the Company's Equity Incentive Plan. The exercise price of such options was $29 per share which was the fair market value at the date of the grant, exercisable at the rate of 10% per year, cumulatively. Such options had a term of ten (10) years. In May, 1996 these options were canceled and replaced with options to purchase 250,000 shares of the Company's Common Stock. The exercise price for such options is $19.50 per share which was the fair market value of the Company's Common Stock on the date of the grant. See "Repricing of Options".

(3) Options granted in 1995 pursuant to the Company's Non-Employee Directors Plan. The exercise price for such options is $30.00 and such exercise price was the fair market value of the Company's Common Stock on the date of the grant.

(4) Options granted in 1994 pursuant to the Company's Non-Employee Directors Plan. The exercise price for such options is $13.00 and such exercise price was the fair market value of the Company's Common Stock on the date of the grant.

(5) Options granted in 1994, pursuant to the Company's Equity Incentive Plan. The exercise price of such options is $17.76 which was the fair market value at the date of the grant.

(6) Warrants granted in 1994 pursuant to a consulting agreement with Mr. Gross. The exercise price of such warrants was $11.08 per share. The fair market value of the Company's Common Stock on the date of the grant was $13.00 per share. See "Certain Relationships and Related Transactions".

(7) Represents the annual stipend paid to Mr. Gross as a Director of the Company. No additional compensation has been paid to Mr. Gross since he became President and CEO. See "Compensation of Directors".

(8) Options granted in 1996 pursuant to the Company's Equity Incentive Plan. The exercise price for such options is $16.00 per share, and such exercise price is equal to the fair market value of the Company's Common Stock on the date of the grant.

(9) Represents the Company's contribution to Company's 401(k) Savings Plan (which covers employees who have completed six months of service).

(10) Options granted in 1996 pursuant to the Company's Equity Incentive Plan. The exercise price for such options is $14.50 per share, and such exercise price is equal to the fair market value of the Company's Common Stock on the date of the grant.

(11) Options granted in 1996 pursuant to the Company's Equity Incentive Plan. The exercise price for such options is $19.50 per share, and such exercise price is equal to the fair market value of the Company's Common Stock on the date of the grant.

(12) Options granted in 1994 pursuant to the Company's Non-Employee Directors Plan. The exercise price for such options is $17.24 per share and such exercise price is equal to the fair market value of the Company's Common Stock on the date of the grant.

(13) Options granted in 1994 pursuant to the Company's Equity Incentive Plan. The exercise price for such options is $17.76 per share and is equal to the fair market value of the Company's Common Stock on the date of the grant.

(14) Represents the annual stipend paid to Mr. Seshens as a Director of the Company. See "Compensation of Directors".

(15) On January 4, 1995, the Company acquired Tanon pursuant to a certain acquisition agreement. Upon consummation of the acquisition of Tanon, the Company, through its wholly-owned subsidiary, Tanon, entered into an Employment Agreement with Joseph R. Spalliero, Sr. (formerly the Chairman and President of Tanon), pursuant to which Mr. Spalliero became the President and Chief Executive Officer of the Company in April 1995. The Company granted to Mr. Spalliero, at closing, incentive and non-incentive stock options to acquire an aggregate of 87,500 shares of Common Stock of the Company at an exercise price equal to $34.50 per share, which was the fair market value on January 4, 1995, the date of grant with respect to 76,250 shares, and $37.96 per share, which was 110% of the aforementioned fair market value with respect to 11,250 shares on January 4, 1995, the date of grant. Those options expired. Mr. Spalliero also received a signing cash bonus of $300,000 upon execution and delivery of his Employment Agreement. In addition, under his Employment Agreement, Mr. Spalliero earned a $150,000 bonus during 1995, which was paid in January and February 1996.

     The following table sets forth information concerning the exercise of options to purchase the Company's Common Stock by the named executive officers during the fiscal year ended December 31, 1996 as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 1996.


             Aggregated Option/SAR Exercises in Last Fiscal Year and
                Fiscal Year-End Values of Unexercised Option/SARs



                                                            Number of
                                                            Securities           Value of
                                                            Underlying         Unexercised
                                                           Unexercised         In-The-Money
                                                           Options/SARs        Options/SARs
                                                            at Fiscal           at Fiscal
                                                         Year-End (#) (2)    Year-End ($) (3)
                                                         ----------------    ----------------
                                Shares
                             Acquired on       Value       Exercisable/        Exercisable/
     Name                    Exercise (#)  Realized ($)   Unexercisable       Unexercisable
     ----                    ------------  ------------   -------------       -------------

Irwin L. Gross                                                 322,000 /   $           0 /
President and CEO                                              256,000     $           0

Paul E. Finer                                                   15,000 /   $           0 /
Vice President of EAI and                                       85,000     $           0
Chief Executive Officer of
Tanon Manufacturing, Inc.

Stanley O. Jester                                               16,667 /   $           0 /
Treasurer and Vice                                              33,333     $           0
President, Finance

Jules M. Seshens                                                50,209 /   $           0 /
Executive Vice President                                        49,791     $           0
Corporate Development

Joseph R. Spalliero, Sr.                                         ----      $        ----
Former President and CEO (1)                                     ----      $        ----

-----------

(1) Mr. Spalliero resigned as President and Chief Executive Officer and Director of the Company on November 15, 1996. The balance of any unexercised options have been canceled.

(2)  For information regarding such options, see footnotes (2) - (6), (8),
     (10) - (13) and (15), respectively to the "Compensation of Executive Officers - Summary Compensation Table".

(3) Based on the closing price per share on the NYSE on Tuesday, December 31, 1996 of $1.625.

     The following table sets forth information concerning grants of options to purchase Common Stock to the named executive officers during the fiscal year ended December 31, 1996.



                              Option/SAR Grants in Last Fiscal Year

                                               Individual Grants
                             ------------------------------------------------------------------------
                                                  Percent of
                               Number of             Total
                               Securities        Options/SARs
                               Underlying         Granted to                                               Grant Date
                              Options/SARs       Employees in           Exercise or       Expiration         Present
       Name                  Granted (#)(2)       Fiscal Year        Base Price($/sh)         Date          Value (3)
       ----                  --------------       -----------        ----------------         ----          ---------

Joseph R. Spalliero                --                 --                    --                 --                --
Former President
and CEO (1)

Irwin L. Gross                  250,000              39.6%               $   19.50          5/30/06          $      0
President and CEO (4)


Paul E. Finer                   100,000              15.8%                   16.00           2/2/06           816,000
Vice President of EAI
and Chief Executive Officer
of Tanon Manufacturing, Inc.

Stanley O. Jester                50,000               7.9%                   14.50          8/21/06           386,000
Treasurer and Vice President,
Finance

Jules M. Seshens,                37,500               5.9%                   19.50          5/30/06           382,500
Executive Vice President,
Corporate Development

---------

(1) Mr. Spalliero resigned as President and Chief Executive Officer and Director of the Company on November 15, 1996.

(2)  For information regarding such options, see footnotes (2), (8), (10) and
     (11) respectively, to the "Compensation of Executive Officers Summary Compensation Table".

(3) Based on the Black-Scholes American option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under the model are based on arbitrary assumptions as to variables such as a risk free rate of return based upon the interest rate on 10 year treasury notes on the date of grant, stock price volatility over a three year period, dividend yield of zero, no presumption of early exercise and no adjustment for non-transferability or risk of forfeiture.

(4) Represents the grant of options to purchase 250,000 shares of the Company's Common Stock that replaced options to purchase 250,000 shares of the Company's Common Stock. See "Repricing of Options".

Repricing of Options

     The following table sets forth information concerning the repricing of options during 1996.

                          10 Year Option/SAR Repricings


                                                   Market                                   Length of
                                 Number of        Price of       Exercise                    Original
                                Securities        Stock at       Price at                  Option Term
                                Underlying        Time of         Time of                  Remaining at
                               Options/SARs      Repricing       Repricing        New        Date of
                                Repriced or          or             or         Exercise    Repricing or
      Name          Date        Amended(#)       Amendment($)   Amendment($)   Price($)      Amendment
      ----          ----        ----------       ------------   ------------   --------      ---------

Irwin L. Gross    5/30/96         250,000         $19.50          $29.00         $19.50      9 years


     In May, 1996, options to purchase 250,000 shares of the Company's Common stock originally granted in 1995 were canceled and replaced with options to purchase 250,000 shares of the Company's Common Stock with an exercise price equal to the fair market value of the Company's Common Stock on the date of the grant (the "New Options"). The New Option vests 1/3 on the date of the grant, 1/3 on the first anniversary and 1/3 on the second anniversary of the grant. The New Option becoming effective was conditioned on Mr. Gross making an investment in the Company on terms meeting the approval of the Board of Directors of the Company. Such condition was met in October, 1996. The market price of the Company's Common Stock on the date of the grant of the New Options was $19.50 per share and the market price of the Company's Common Stock at the time the condition was satisfied was $5.50 per share.

Employment Agreements

     On December 20, 1996, the Company entered into employment agreements with the following executive officers: Paul Finer, Howard Kamins, Stanley Jester and Jules Seshens. The agreements have an initial term expiring on December 31, 1997, and automatically renew for one year terms unless notice is given at least 180 days before expiration of the then current term. Each of the agreements provide for severance in a lump sum equal to one year's salary and guideline bonus, if any, continuation of benefits for 18 months, and vesting of any unvested options if (i) the executive is terminated for any reason other than due cause, (ii) a change of control of the Company occurs, (iii) Irwin L. Gross is no longer Chairman, (iv) the executive's position is materially changed.

Compensation of Directors

     In January, 1995 the Compensation Committee recommended, and the Board of Directors approved, an increase in the annual stipend payable to Mr. Seshens from $50,000 to $150,000 and an annual stipend of $75,000 payable to Mr. Gross. Effective March 31, 1995, after receiving stipend payments for three months, the stipend payable to Mr. Gross was voluntarily suspended. In March, 1996, the Board of Directors approved an annual stipend of $75,000 payable to Mr. Gross in consideration for his services to the Company. The Company continues to pay Mr. Seshens an annual stipend of $150,000 in consideration for his services. The other non-employee directors continued to serve during 1996 without receiving any meeting fees or retainer fees. All non-employee directors are reimbursed by the Company for all reasonable out-of-pocket expenses incurred in attending Board and Committee meetings, as well as other business performed on behalf of the Company.

Non-Employee Directors Plan

     In March 1994 the Board of Directors adopted, and in May 1994 the shareholders approved, the Company's Non-Employee Directors Plan for Non-Employee Directors (the "Non-Employee Directors Plan"). Following an amendment to increase the number of shares reserved for issuance approved at the 1995 Annual Meeting of Shareholders held on October 12, 1995, an aggregate of 600,000 shares has been reserved for issuance under the Non-Employee Directors Plan. Under the terms of the Non-Employee Directors Plan, each person who was an Eligible Director (as defined in the Non-Employee Directors Plan) on March 10, 1994 (the "Effective Date") and each person who becomes an Eligible Director thereafter will be granted an option to purchase 12,500 shares of Common Stock. The Non-Employee Directors Plan also provides for the grant of an additional option to purchase 2,500 shares of Common Stock to the individual serving as Chairman of the Board on and after the Effective Date. There is in each case a vesting date which may be accelerated under certain circumstances. As of March 31, 1997 options to purchase a total of 105,000 shares have been granted. The exercise prices to purchase shares under such options are equal to the fair market value of the Company's Common Stock on the date of grant of the respective options. In approving the Non-Employee Directors Plan, the Board considered a variety of factors, including the reduction in amount and subsequent suspension of payment of fees payable to non-employee directors of the Company, the significant commitment of time required from members of the Board to address the issues arising out of the financial difficulties experienced by the Company in recent periods and the importance to the Company and its shareholders of attracting and retaining the services of experienced and knowledgeable independent directors. Only non-employee directors of the Company may participate in the Non-Employee Directors Plan. The Chief Executive Officer, other executive officers, officers and employees of the Company are not eligible to participate in such plan. No options were granted under the plan in 1996.

Equity Incentive Plan On May 17, 1994, the Board of Directors adopted the Company's Equity Incentive Plan, which was approved by the shareholders of the Company at the Special Meeting of Shareholders held on June 28, 1994. The Equity Incentive Plan provides for the granting of awards ("Awards") to directors (whether or not employees), officers, employees and consultants in the form of stock options, stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock Awards") and deferred stock awards ("Deferred Stock Awards"). The variety of awards authorized by the Equity Incentive Plan is intended to give the Company flexibility to adapt the Company's compensation practices as the business environment in which it operates changes. The Board of Directors believes that the Equity Incentive Plan provides a method whereby certain directors, officers, employees and consultants can share in the long-term growth of the Company. Following an amendment to increase the number of shares reserved for issuance approved at the 1996 Annual Meeting of Shareholders held on May 30, 1996, the aggregate number of shares of Common Stock reserved for issuance under the Equity Incentive Plan is 2,250,000 shares. During 1996 options to purchase 37,500 shares were granted to Mr. Seshens, a non-employee director of the Company with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Also in May, 1996, options to purchase 250,000 shares of the Company's Common stock originally granted to Mr. Gross, President, CEO and Chairman of the Board in 1995 were canceled and replaced with options to purchase 250,000 shares of the Company's Common Stock with an exercise price equal to the fair market value of the Company's Common Stock on the date of the grant (the "New Options"). The New Options will vest ratably over three years and have a term of ten (10) years. The New Options becoming effective is conditioned on Mr. Gross making an investment in the Company on terms that meet the approval of the Board of Directors of the Company. Such condition was met in October, 1996. The market price of the Company's Common Stock on the date of the grant of the New Options was $19.50 per share and the market price of the Company's Common Stock at the time the condition was satisfied was $5.50 per share.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE

Interlocks and Insider Participation in Compensation Decisions

     The members of the Compensation Committee for the Company in 1996 were Seth Joseph Antine, William Spier and Jules M. Seshens; Mr. Seshens was an officer of, and a consultant to, the Company in 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1997, information with respect to the ownership of the Company's outstanding Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each of the Company's executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each individual has sole voting and investment power with respect to the shares beneficially owned by him.


                                                                   Amount and
                                                                    Nature of
      Name and                                                 Beneficial Ownership      Percent
     Address of                                                 (number of shares          of
  Beneficial Owner*                       Position               of Common Stock)         Class
  -----------------                       --------               ----------------         -----

Joseph R. Spalliero, Sr.              Former President,              182,109              2.42%
                                      CEO and Director
Irwin L. Gross                        President, Chief               492,000    (1)(2)    6.15%
                                      Executive Officer and
                                      Chairman of the Board
Jules M. Seshens                      Executive Vice                  50,209    (3)(5)      (4)
                                      President, Corporate
                                      Development; and
                                      Director
Seth Joseph Antine                    Director                        22,955 (6)(7)(8)      (4)
Mark S. Hauser                        Director                        38,959   (9)(10)      (4)
William Spier                         Director                        22,292       (9)      (4)
Paul E. Finer                         Vice President                  15,000      (11)      (4)
Stanley O. Jester                     Vice President,                 16,667      (12)      (4)
                                      Finance and Treasurer
                                      (Chief Financial
                                      Officer)

Broad Capital Associates, Inc.        None                           326,472      (13)    4.16%
152 W. 57th Street
New York, NY 10019

All directors and executive officers                                 658,082  (1)-(13)    8.06%
as a group (8 persons)

-----------

* Addresses are included only for persons who beneficially own more than 5% of the outstanding Common Stock.

(1) Includes options to purchase 6,500 shares of Common Stock granted pursuant to the 1994 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan"). See "Compensation of Directors." Does not include options to purchase 6,000 shares granted under the Non-Employee Directors Plan which are not currently exercisable.

(2) Includes warrants to purchase an aggregate of 65,500 shares of Common Stock issued by the Company to Mr. Gross, in connection with his retention as a consultant to the Company in March 1994. Also includes options to purchase 166,667 shares of Common Stock granted under the Company's Equity Incentive Plan but does not include options to purchase 83,333 shares also granted at the same time pursuant to the Company's Equity Incentive Plan which are not currently exercisable. Includes options to purchase 83,333 shares granted by the Company to Mr. Gross pursuant to the Company's Equity Incentive Plan but does not include options to purchase 166,667 which are not currently exercisable. See "Compensation of Executive Officers - Equity Incentive Plan" and "Transactions with Management and Others." Does not include 20,000 shares of Common Stock held of record by irrevocable trusts for the benefit of the children of Mr. Gross with respect to which an independent trustee exercises voting and investment power. Mr. Gross disclaims beneficial ownership of such shares. Includes 150,000 shares of Common Stock into which certain 7% Convertible Notes held by Mr. Gross are currently convertible. Does not include 1,266,667 shares of Common Stock into which certain 7% Convertible Notes are currently convertible, which are held by irrevocable trusts for the benefit of the children of Mr. Gross with respect to which an independent trustee exercises voting and investment power. Mr. Gross disclaims beneficial ownership of such shares. Does not include 458,286 shares issuable upon conversion of certain 10% Series A Convertible Notes of the Company held by Mr. Gross which are not currently convertible. Does not include 476,000 shares issuable upon conversion of certain 10% Series A Convertible Notes held by certain family related trusts with respect to which an independent trustee exercises voting control and investment power, which are not currently convertible. Mr. Gross disclaims beneficial ownership of such shares.

(3) Includes currently exercisable options to purchase 42,709 shares of Common Stock granted under the Company's Equity Incentive Plan, but does not include options to purchase 44,791 shares granted pursuant to that Plan, which are not currently exercisable.

(4)  Represents less than 1% of the outstanding shares of Common Stock.

(5) Includes currently exercisable options to purchase 7,500 shares of Common Stock granted pursuant to the Company's Non-Employee Directors Plan. Does not include options to purchase 5,000 shares granted under the Non-Employee Directors Plan which are not currently exercisable. See "Compensation of Directors".

(6) Includes 1,471 shares of Common Stock owned by Mr. Antine. Also includes Class A Warrants to purchase 1,471 shares of Common Stock and Class B Warrants to purchase 1,471 shares of Common Stock. All such warrants are exercisable immediately.

(7) Includes currently exercisable options to purchase 1,875 shares of Common Stock granted pursuant to the Company's Non-Employee Directors Plan. Does not include options to purchase 5,000 shares granted under the Non-Employee Directors Plan which are not currently exercisable. See "Compensation of Directors."

(8) Includes currently exercisable options to purchase 16,667 shares of Common Stock granted under the Company's Equity Incentive Plan, but does not include options to purchase 16,666 shares granted pursuant to that Plan, which are not currently exercisable.

(9) Includes currently exercisable options to purchase 5,625 shares of Common Stock granted pursuant to the Company's Non-Employee Directors Plan. Does not include options to purchase 6,875 shares granted under the Non-Employee Directors Plan which are not currently exercisable. Also includes currently exercisable options to purchase 16,667 shares of Common Stock granted under the Company's Equity Incentive Plan, but does not include options to purchase 33,333 shares granted pursuant to that Plan, which are not currently exercisable. See "Compensation of Directors."

(10) Includes options to purchase 16,667 shares of Common Stock granted by the Company to Mr. Hauser pursuant to the Company's Equity Incentive Plan in connection with services he performed for the Company related to a certain joint venture with Israel Aircraft Industries, an Israeli corporation (the "Joint Venture"). Does not include options to purchase 8,333 shares granted under such plan which are not currently exercisable.

(11) Includes currently exercisable options to purchase 15,000 shares of Common Stock granted under the Company's Equity Incentive Plan, but does not include options to purchase 85,000 shares granted pursuant to that Plan, which are not currently exercisable.

(12) Includes currently exercisable options to purchase 16,667 shares of Common Stock granted under the Company's Equity Incentive Plan, but does not include options to purchase 33,333 shares granted pursuant to that Plan, which are not currently exercisable.

(13) Includes options to purchase 60,714 shares granted to Broad Capital in July 1995 pursuant to the Company's Equity Incentive Plan. Also includes Class B Warrants to purchase 88,236 shares of Common Stock held by the 1995 Huberfeld Family Charitable Income Trust ("Huberfeld Trust"), in which Mr. Murray Huberfeld is the sole voting trustee, and Class B Warrants to purchase 88,236 shares of Common Stock held by the 1995 Bodner Family Charitable Income Trust ("Bodner Trust"), in which Mr. David Bodner is the sole voting trustee. Messrs. Huberfeld and Bodner are principals of Broad Capital. Each of Broad Capital, the Huberfeld Trust and the Bodner Trust disclaim beneficial ownership in the shares beneficially owned by each of the other parties. See "Transactions with Management and Others - Consulting Agreement with Broad Capital."

ITEM 13.  CERTAIN RELATIONSHIPS AND
     RELATED TRANSACTIONS

Spalliero Separation Agreement

     Effective November 15, 1996, Joseph R. Spalliero resigned as President and Director of the Company. By letter agreement, effective from the expiration of Mr. Spalliero's employment agreement on January 3, 1997 through December 31, 1997 Mr. Spalliero has agreed to serve as an independent sales representative for Tanon. Mr. Spalliero will be paid $5,000 per month plus a commission for sales on a basis equivalent to that of other sales representatives. In addition, Mr. Spalliero agreed not to sell or transfer more than 25,000 shares of Common Stock of the Company during any calendar quarter through December 31, 1998.

Consulting Agreement with Irwin L. Gross

     The Company entered into an agreement with Irwin L. Gross in March 1994 pursuant to which Mr. Gross will provide consulting services and financial advice, for a term of five years ending March 1999. In consideration for such services Mr. Gross received a warrant to purchase 65,500 shares of the Company's Common Stock exercisable 50% on the first anniversary and 50% on the second anniversary of the date of grant at a price of $11.08 per share until March 21, 1999. The closing price of the Company's Common Stock on the date of grant was $13.00, as reported on the NYSE.

Consulting Agreement with Broad Capital

    In January 1995, the Company entered into a consulting agreement with Broad Capital Associates, a financial consulting and advisory company in which Murray Huberfeld and David Bodner are principals. Broad Capital Associates was engaged to provide financial consulting services to the Company. Such agreement was amended on April 27, 1995 to expand the services of Broad Capital Associates, cancel the options originally granted by the Company in consideration for such services, and to grant new options to Broad Capital Associates for such services. On April 27, 1995, in consideration of investment banking services, the Board of Directors granted to Broad Capital Associates ("Broad"), options to acquire 93,750 shares of common stock of the Company, exercisable 33 1/3% on the date of grant, 33 1/3% on the first anniversary, and 33 1/3% on the second anniversary of the April 27, 1995 date of grant at an exercise price of $32.75 per share which is equal to the fair market value on the date of grant. The exercise price of such options was subsequently reduced to $18.00 per share and then increased to $20.00 per share but automatically reverted to $32.75 per share as of March 1, 1996.

    In August 1996, the exercise price of such options was reduced to $11.20 per share, exercisable immediately, but will automatically revert to the terms of the original grant on August 1, 1997. On September 3, 1996 Broad exercised its option to purchase 89,286 of such shares at $11.20 per share.

    On July 5, 1995, in connection with the formation of the Joint Venture with IAI , the Board of Directors granted Broad options to purchase 106,250 shares of the Company's Common Stock at an exercise price of $32.50 which options vest and are exercisable 33 1/3% on the date of grant, 33 1/3% on the first anniversary of the date of the grant, and 33 1/3% on the second anniversary of the date of the grant. Such options were subsequently amended to an exercise price of $18.00 per share and which reverted to an exercise price of $32.50 on March 1, 1996.

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

Investment by Irwin L. Gross

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

Seshens Consulting Agreement

     Jules M. Seshens, an officer and director of the Company provided management services to BarOn on a consulting basis during 1995, 1996 and 1997. BarOn has agreed to pay Mr. Seshens $75,000 per annum for such services.

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

Dated:  April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                        Date

/s/ Irwin L. Gross                  Chairman of the Board        April 30, 1997
--------------------------------    and President
Irwin L. Gross


/s/ Stanley O. Jester               Treasurer and Vice           April 30, 1997
--------------------------------    President, Finance
Stanley O. Jester
       (Principal Financial and
       Accounting Officer)

/s/ Jules M. Seshens                Executive Vice President     April 30, 1997
--------------------------------    and Director
Jules M. Seshens

/s/ Mark S. Hauser                  Director                    April 30, 1997
--------------------------------
Mark S. Hauser

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.
-----------

   23          Consent of Independent Public Accountants

   27          Financial Data Schedule