Form 10-Q
period 1997-03-29
EA INDUSTRIES INC /NJ/
filed 1997-05-13
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997      Commission file number 1-4680


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

                                 NOT APPLICABLE

                           -------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X N
                                             ---
                            ------------------------

  As of March 29, 1997, there were 7,501,714 outstanding shares of the Registrant's Common Stock.

 PART I - FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (UNAUDITED)
                             (thousands of dollars)



                                                                      Mar. 29, 1997        Dec. 31, 1996
                                                                      -------------        -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                            $     120             $     461
  Receivables, less allowance of $1,111 in 1997
    and $1,100 in 1996 for doubtful accounts                               8,479                11,211
  Inventories                                                              9,996                10,068
  Prepaid expenses and other assets                                          601                   579
                                                                       ---------             ---------
                 TOTAL CURRENT ASSETS                                     19,196                22,319
                                                                       ---------             ---------

Equipment and leasehold improvements                                      18,449                18,581
          Less accumulated depreciation                                   (7,967)               (8,059)
                                                                       ---------             ---------
                                                                          10,482                10,522
                                                                       ---------             ---------
Investment in Common Stock of Aydin Corp. held for sale                    5,605                 5,605
                                                                       ---------             ---------
Other Investments  held for sale                                           1,050                 1,050
                                                                       ---------             ---------
 Other Investments                                                         1,012                    --
                                                                       ---------             ---------
Intangible assets                                                         12,331                12,331
           Less accumulated amortization                                  (1,836)               (1,632)
                                                                       ---------             ---------
                                                                          10,495                10,699
                                                                       ---------             ---------
Other assets                                                                 563                   698
Note receivable                                                               78                    78
                                                                       =========             =========
                                                                       $  48,481             $  50,971
                                                                       =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
           Revolving Credit Facility                                   $   6,555             $   8,054
           Current portion of Capital Lease Obligations                    1,455                 1,455
            Current portion of Convertible Notes and                       3,725                 2,725
            Debentures
           Accounts payable                                               11,562                14,702
           Accrued expenses                                                4,642                 4,549
                                                                       ---------             ---------
                           TOTAL CURRENT LIABILITIES                      27,939                31,485
                                                                       ---------             ---------
Long-Term Liabilities:
            Long-term portion of Capital Lease Obligations                 2,716                 2,937
            Convertible Notes and Debentures                               8,834                 8,109
            Other long-term liabilities                                    1,159                 1,354
                                                                       ---------             ---------
                           TOTAL LONG-TERM LIABILITIES                    12,709                12,400
                                                                       ---------             ---------
                           TOTAL LIABILITIES                              40,648                43,885
                                                                       ---------             ---------

Shareholders' Equity:
Common Stock                                                              83,885                80,535
Accumulated deficit since January 1, 1986                                (75,848)              (73,245)
                                                                       ---------             ---------
                                                                           8,037                 7,290
            Less common stock in treasury, at cost                          (204)                 (204)
                                                                       ---------             ---------
                            TOTAL SHAREHOLDERS' EQUITY                     7,833                 7,086
                                                                       ---------             ---------
                                                                       $  48,481             $  50,971
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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)


                                                        Quarter Ended
                                             ----------------------------------
                                              March 29,               March 30,
                                                1997                    1996
                                             -----------            -----------
                                                                     (Restated)

Net Sales                                    $    14,625            $    24,025
                                             -----------            -----------

Cost of Sales                                     14,460                 22,634
Selling, general and
 administrative expenses                           1,901                  2,220

                                             -----------            -----------
Total                                             16,361                 24,854
                                             -----------            -----------

Loss from operations                              (1,736)                  (829)
                                             -----------            -----------
Interest expense                                     850                  2,630
Interest income                                       (8)                  (115)
Other expense                                         25                    525
                                             -----------            -----------
Net loss                                     ($    2,603)           ($    3,869)
                                             ===========            ===========
Loss per common share                        ($     0.35)           ($     0.93)
                                             ===========            ===========

Weighted average common
 shares outstanding                            7,442,863              4,154,236
                                             ===========            ===========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                    For The Three Months Ended March 29, 1997
                                   (UNAUDITED)
                             (thousands of dollars)


                                                                                                     Accumulated
                                                                                                       Deficit
                                           Common Stock                   Treasury Stock                Since
                                     ------------------------         -----------------------          Jan. 1,
                                      Shares           Amount          Shares         Amount            1986
                                     ---------        -------         -----------------------        -----------
Balance, December 31, 1996           5,624,001        $80,535         (23,369)         ($204)          ($73,245)

Net Loss                                                                                                 (2,603)
Exercise of stock
  options                                2,276             10
Cash received on note
  receivable from exercise
  of warrant                                --            700
Debt conversion                      1,898,806          2,431

Value of Warrants Issued in
  Connection with Financing                 --            175

Value of options issued for
  Services                                  --             68

Other                                       --            (34)

                                     ---------        -------         -------          -----           --------
Balance, March 29, 1997              7,525,083        $83,885         (23,369)         ($204)          ($75,848)
                                     =========        =======         =======          =====           ========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)


                                                                                Quarter Ended
                                                                       -----------------------------

                                                                       Mar. 29,            Mar. 30,
                                                                         1997                1996
                                                                       --------             -------
Cash Flows from Operating Activities:
  Net Loss                                                             $ (2,603)            $(3,869)
  Adjustments to reconcile net loss to net
    cash provided/(used) by operating activities:
    Depreciation and amortization                                           766                 763
    Valuation adjustment - Note Receivable                                   --                 192
     Non-cash interest charges                                               37               2,195
    Equity in loss of affiliate                                              --                 225
    Value of warrants issued in connection with financing                   175                  --
     Value of options issued for services                                    68                  --

Cash provided/(used) by changes in:
   Receivables                                                            2,732              (1,723)
   Inventories                                                               72                 453
   Prepaid expenses & other assets                                          (22)                276
    Accounts payable and accrued expenses                                (3,047)             (1,127)
   Accrued excess leased space costs                                       (184)               (109)
   Other operating items - net                                                7                 (52)
                                                                       --------            --------
Net cash provided/(used) by operations                                   (1,999)             (2,776)
                                                                       --------            --------
Cash flows from Investing Activities:
   Capital Expenditures                                                    (570)             (2,921)
   Investments, including those in affiliates                            (1,012)                 --
                                                                       --------            --------
Net cash provided/(used) by investing activities                         (1,582)             (2,921)
                                                                       --------            --------

Cash flows from Financing Activities:
   Net borrowings/(repayments) under credit facilities                   (1,499)                (32)
   Net proceeds  (repayments) from capital leases                          (221)              2,034
   Net proceeds from convertible subordinated debt                        2,250                  --
   Net proceeds from Promissory Notes                                     2,000                  --
   Proceeds from the exercise of stock options                               10                   5
   Net proceeds from  exercise of warrants                                  700                  --
                                                                       --------            --------

Net cash provided/(used) by financing activities                          3,240               2,007
                                                                       --------            --------

Net Increase/(Decrease) in Cash and Cash Equivalents                       (341)             (3,690)
Cash and Cash Equivalents at Beginning of Period                            461               9,830
                                                                       --------            --------
Cash and Cash Equivalents at End of Period                             $    120            $  6,140
                                                                       ========            ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                          $    551            $    407
                                                                       ========            ========
Non cash financing activities:
     Conversion of debt to equity                                      $  2,525            $  2,900
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

          The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A for the year ended December 31, 1996. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended March 29, 1997 are not necessarily indicative of results of operations expected for the full year.

          The consolidated financial statements include the accounts of all majority-owned subsidiaries other than the investment in Electronic Associates Technologies Israel, Ltd. ("EATI"), an unconsolidated subsidiary held for sale, which is reflected in the accompanying financial statements at $1,050,000, its estimated net realizable value. Certain reclassifications were made to the prior year's presentation to conform to the 1997 presentation. The Company has decided to sell or otherwise dispose of its interest in EATI and accordingly, such interest has been classified as an unconsolidated subsidiary held for sale. Amounts in the year 1996 have been reclassified to conform to the 1997 presentation.

          Certain of the convertible notes and debentures issued in December 1995 and 1996 contained conversion features which provide for 18 - 20% discounts from the market price of the Company's Common Stock at the conversion date. This incremental yield embedded in the conversion terms totaled $4,200,000 in 1996 and was charged to interest expense in the fourth quarter of 1996. The results for the quarter ended March 30, 1996, have been restated to reflect the amortization of the incremental yield applicable to the quarter ended March 30, 1996. As a result, Interest expense and Net Loss for the quarter ended March 30, 1996 increased by $2,195,000 and loss per common share increased by $.83.

          During the first quarter of 1997 the Company borrowed $2,250,000 from the Chairman of its Board of Directors, certain related trusts and an unaffiliated investor. These loans are represented by certain 10% Series A Convertible Notes. The Company also borrowed $2,000,000 from two unrelated parties. These loans are represented by promissory notes and repayment of the notes is secured by a lien on the common stock of Aydin Corporation owned by the Company. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a more complete description of these loans.

          All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock option plans have been adjusted to give retroactive effect to a one-for-four reverse stock split (the "Reverse Stock Split") as of the close of business on December 27, 1996 (the "Record Date"). Each holder of record on the Record Date was entitled to receive, as soon as practicable thereafter, one (1) share of no par value Common Stock of the Company for every four (4) shares of no par value Common Stock held by such person on the Record Date.

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

(2)       Operations and Liquidity

          The Company has incurred significant losses and had negative cash flows from operations in each of the last five years and in the three months ended March 29, 1997. The Company's financial projections indicate that operating losses and negative cash flows will continue during the second quarter and into the second half of 1997. The Company is, however, forecasting an increase in sales during the second half of 1997 resulting from the Company's increase in its sales force and sales efforts. Management believes such increase will result in an improvement in cash flows from operations.

          The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If the Company's results of operations at Tanon are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without raising additional capital or a significant financial restructuring, which would include a major reduction in general and administrative expenses and liquidation of assets involving sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations or that the Company would be successful in raising additional capital. The financial statements do not reflect any adjustments that might result from the restructuring and other measures being unsuccessful. For further discussion see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Acquisition of Aydin Corporation ("Aydin") common stock and issuance of Convertible Debentures.

          On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin (the "Aydin Shares"), a New York Stock Exchange listed company, in a private purchase from the then Chairman and Chief Executive officer of Aydin. The purchase price for such shares was $18 per share or an aggregate of $10,752,186 and the purchase represented approximately 11.64% of the outstanding shares of common stock of Aydin. On May 6, 1996, the closing price of the common stock of Aydin as reported by the New York Stock Exchange (the "NYSE") was $15.50. The Company paid a premium for these shares, representing the single largest block of outstanding stock of Aydin, in order to facilitate discussions with Aydin concerning a possible merger or other combination with Aydin as hereinafter discussed. Aydin designs, manufactures and sells wireless, digital los radios and various other telecommunications equipment systems, computer monitors and workstations, mostly for utilities, network access equipment, airborne and ground data acquisition, radar simulation, modernization and air-defense c3 equipment and systems.

          To fund a portion of the purchase price of the Aydin Shares, the Company, on May 3, 1996, sold 9% convertible debentures in the aggregate principal amount of $7,000,000. The balance of the purchase price was funded with existing cash of the Company. The Company sold additional 9% convertible debentures in the aggregate principal amount of $1,100,000 during the remainder of May and June, 1996 (such convertible subordinated debentures in the aggregate principal amount of $8,100,000 are collectively referred to herein as the "Original Convertible Debentures"). The Company paid a placement fee equal to approximately 5% of the proceeds raised in the sale of the Original Convertible Debentures in cash of $50,000 during August and September 1996 and by delivery of 125,000 shares of Common Stock of the Company. These Original Convertible Debentures had a maturity date of May 3, 1998 and were convertible into shares of the Company's Common Stock at a conversion price per share equal to the lesser of (i) four dollars ($4) per share or (ii) 80% of the average closing price of the Company's Common Stock as traded on the NYSE for the five (5) days preceding the date of the notice to the Company that the holder wished to exercise its conversion right. As of May 1, 1997, $3,786,000 principal amount of such Original Convertible Debentures have been converted into 2,314,640 shares of Common Stock (post Reverse Stock Split shares). The Company agreed to adjust the ceiling price of each of the remaining debentures if the holder of such debenture refrained from conversions and short sales through April 11, 1997. As a result, the conversion price of each of the Original Convertible Debentures has been reduced from $4.00 per share (pre-Reverse Stock Split price) to $1.50 per share (post-Reverse Stock Split price).

          During May 1996, the Company initiated discussions with the Board of Directors of Aydin concerning the possibility of a merger or other combination with Aydin. Both companies conducted due diligence on the business and prospects of each other, including discussions about the structure and terms of possible combinations. As a result of these discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and terminated discussions with Aydin. At the present time, the Company continues to hold its Aydin shares and has pledged such Aydin shares as security for borrowings of $2,000,000.

          On January 23, 1997, Aydin and the Company entered into a Registration Rights Agreement granting the Company and each subsequent holder of at least 250,000 of the Aydin Shares the right on two occasions to demand registration of such shares and in addition granting piggyback registration rights. Each demand is deemed to be an offer to sell to Aydin or its assigns all shares covered by such demand at the then current market price. The offer must be accepted or it lapses within ten days.

          On April 4, 1997, Aydin filed a Registration Statement on Form S-3 (the "S-3") covering the Aydin Shares. The Company has granted an assignable option (the "Bard Option") to I. Gary Bard, the Chairman of Aydin, to purchase the Aydin Shares held by the Company for $10.75 per share. The option expires on May 14, 1997 unless exercised for at least 500,000 shares. If such exercise occurs, the option will remain exercisable at $10.75 until October 1, 1997. If the option is not exercised, the Company intends to sell the Aydin Shares in public or private sales at the then prevailing market price or upon negotiated prices. The closing price of Aydin common stock as reported by the NYSE at May 9, 1997 was $10 7/8 per share. As a result of the Company's decision to sell the Aydin Shares, the Company wrote down its investment in Aydin at December 31, 1996 to its estimated net realizable value.

(4)       Joint Venture with Israel Aircraft Industries, Ltd. ("IAI").

          The Company has determined that its joint venture with IAI (the "Joint Venture") conducted through its partially owned subsidiary EATI is not an essential element of its core strategy. As a result, the Company has concluded that it will not make any further investments of capital in the Joint Venture and has decided to sell or otherwise dispose of its interest in the Joint Venture. The Company is unable at this time to predict whether it will be able to sell its interest in the Joint Venture, or the timing or consideration for such sale or other disposition. Failure to make additional capital contributions would be a default under the Joint Venture agreement with IAI. If the Company is in default as described above, the Company may forfeit its interest in the Joint Venture.

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

(5)       BarOn Investment.

          The Company determined that its investment in and advances to BarOn were unrecoverable and charged these amounts to expense in 1996.

(6)       Tri-Star Technologies Co., Inc.

          On December 23, 1996, the Company signed letters of intent to acquire Tri-Star Technologies Co., Inc. ("Tri-Star") and the approximately 120,000 square foot building and real property occupied by Tri-Star in Methuen, Massachusetts. Tri-Star is a full service contract manufacturer that fabricates PC boards, designs and builds electronic prototypes, and assembles and tests a wide range of products, including printed circuit boards. The purchase price for the building and real property is $3.5 million, payable $2.5 million in cash and $1.0 million in Common Stock of the Company. The purchase price for Tri-Star is $16 million, of which $1 million was made as a non-refundable deposit in January, 1997. The remaining $15 million is payable $9 million in cash at closing and $6 million in Common Stock of the Company. In addition to the cash necessary to complete the purchase of Tri-Star, the Company would need additional capital to provide adequate working capital for the ongoing operations of Tri-Star. Closing of these purchases is subject to completion of due diligence by the Company and approval by the Board of Directors of the Company. If closing does not occur by July 31, 1997, Tri-Star may terminate discussions and retain the non-refundable deposit.

          The Company does not have sufficient available capital resources to complete the purchase of Tri-Star and the related property.

          The Company will attempt to negotiate a reduction of the portion of the purchase price due at closing and in addition will consider raising additional capital in the form of debt or equity to enable it to complete the purchase of Tri-Star, however, no assurance can be given that the Company will be successful in such negotiations or in raising the additional capital. Accordingly, no assurance can be given that such acquisition will occur. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                On January 4, 1995, the Company acquired Tanon, a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. In May 1996, concurrent with, and as a condition to, closing a new loan facility with IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility"), the Company consolidated all of its contract electronic manufacturing business into Tanon, by assigning to Tanon all of the assets and liabilities related to the contract electronic manufacturing business conducted directly by the Company. As a result, the Company is now principally a holding company with all of its operations being conducted by its subsidiaries with the Company providing strategic, financial and other support to such subsidiaries.

                On January 16, 1995, the Company acquired an equity interest in BarOn, a privately-owned Israeli corporation based in Haifa, Israel. BarOn is a development stage company which has developed and was in the process of commercializing an electronic computer input device that can directly digitize handwriting in a variety of languages, from any surface. During the fourth quarter of 1996 the Company determined that its investment and advances to BarOn were unrecoverable and charged those amounts to expense.

                On August 8, 1995, the Company, through a 52.3% owned subsidiary, EATI, entered into a Joint Venture Agreement with IAI to review, develop and exploit non-classified technological applications developed by IAI. The Company has decided to sell or otherwise dispose of its interest in the Joint Venture. The Joint Venture has been classified as an unconsolidated subsidiary held for sale.

                On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin, representing approximately 11.64% of the outstanding common shares of Aydin. During May 1996, the Company initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. After due diligence and numerous discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and terminated discussions with Aydin. During the fourth quarter of 1996 the Company decided to sell its investment in Aydin and wrote down the investment to its estimated net realizable value of $5,605,000.

                On December 23, 1996, the Company's contract manufacturing subsidiary, Tanon, signed a binding letter of intent to acquire Tri-Star and in January, 1997 placed an initial deposit of $1.0 million toward the purchase of Tri-Star. The letter of intent is binding on Tri-Star, but subject to approval by the Board of Directors of the Company. Completion of the acquisition is subject to due diligence reviews by Tanon and the Company, as well as execution of a definitive purchase agreement.

Results of Operations

                The Company had a net loss of approximately $2,603,000 for the first quarter of 1997 which included a charge of approximately $175,000 representing the value of warrants granted in connection with the issuance of two promissory notes in the principal amount of $1,000,000 each. This compared with a net loss of approximately $3,869,000 for the same period in 1996, which included a charge of approximately $2,195,000 which represents the amortization of the fixed discount feature of convertible notes issued in December, 1995.

                The decrease in sales to $14,625,000 in the first quarter of 1997 resulted primarily from a decrease in the level of business conducted with the Company's three largest customers and, to a lesser extent, the phase out of five customers, two of whom the Company disengaged from while the other three either began their own manufacturing or consolidated their manufacturing at another manufacturing company, partially offset by sales to seven new customers. Sales to the three large customers were unusually high during the first half of 1996 and then declined to less than normal levels during the second half of 1996. The Company expects reduced sales volume to the three large customers to continue through the second quarter of 1997 and then to begin improving in the second half of 1997. The Company also expects an increase in sales to new customers in the second half of 1997. Cost of sales decreased to $14,460,000 in the first quarter of 1997 from $22,634,000 in the same quarter of 1996 but increased, as a percentage of revenue to 98.9% in the first quarter of 1997 compared with 94.2% in the same period of 1996. The decline is primarily a result of the lower level of sales in the first quarter of 1997 as compared to the first quarter of 1996. A large percentage of cost of sales consists of fixed costs and, as a result, cost of sales as a percentage of revenue increases as revenue falls. The increase in cost of sales as a percentage of revenue was primarily due to the lower volume of revenues partially offset by a reduction in fixed manufacturing overhead of approximately $600,000, principally from a reduction in indirect labor. Gross profit decreased from $1,391,000 in the first quarter of 1996 to $165,000 in the first quarter of 1997 reflecting the decline in sales partially offset by the reduction in fixed manufacturing overhead. Also mitigating the decline in gross profit was a reduction in direct cost, i.e., labor, material and variable overhead as a percentage of revenue of approximately 1.5%.

                Selling, general and administrative expenses decreased to approximately $1,901,000 in the first quarter of 1997, from approximately $2,220,000 in the same quarter of 1996. The decline is primarily due to reductions in non-essential personnel at Tanon. Selling, general and administrative expenses as a percentage of revenue increased from 9.2% to 13.0% primarily as a result of the decline in sales.

                Interest expense was $850,000 in the first quarter of 1997 compared with $2,630,000 in the first quarter of 1996. The decline is primarily due to charges of $2,195,000 in the first quarter of 1996 representing the amortization of the fixed discount feature of convertible notes issued in December, 1995 which charges were not repeated in the first quarter of 1997. Interest expense related to revolving credit agreements, subordinated debt, and capitalized leases increased from $435,000 in the first quarter of 1996 to $850,000 in the first quarter of 1997 due to higher subordinated debt borrowings, capital leases which were entered into in early 1996 offset by a slight decline in revolving credit borrowed amounts.

                Interest income decreased to $8,000 in the first quarter of 1997 reflecting the Company's reduced level of cash. Interest income for the first quarter of 1996 was primarily the result of the investment of funds received from the sale of convertible notes in December, 1995.

                Other expense decreased from approximately $525,000 in the first quarter of 1996 to an expense of approximately $25,000 in the first quarter of 1997. The decrease was primarily due to the Company's decision to not provide additional funding to BarOn. As a result, the Company did not record a loss from BarOn in the first quarter of 1997 as compared to approximately $300,000 in the same period in 1996. In addition, the Company recorded a charge of approximately $190,000 in the first quarter of 1996 reflecting the reduction in the market value of the Company's Common Stock securing a note receivable.

                The Company's consolidated backlog at March 29, 1997 was $31,822,000, as compared to $42,088,000 for the same period in 1996. The Company typically receives orders from its customers on a flexible schedule to meet the sales/delivery schedule to the ultimate consumer. These purchase orders specify delivery of product over periods ranging from as short as 30 days or as long as a year and are adjusted as the sales by the Company's customers to ultimate consumers change. The amount of inventory produced and stored on behalf of customers also varies from time to time. Consequently, the Company's backlog at the end a period is not necessarily indicative of future shipments to those customers.

Liquidity and Capital Resources

                Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at March 29, 1997, as compared to the consolidated financial position of the Company at December 31, 1996. Net cash used by operations of $1,999,000 in the first three months of 1997 decreased by $777,000 from cash used in operations of $2,776,000 in the same period in 1996. Net cash used by operations was primarily the result of the net loss for the three months ended March 29, 1997 and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

                Liquidity, as measured by cash and cash equivalents, decreased to $120,000 at March 29, 1997 from $461,000 at December 31, 1996. Liquidity as measured by working capital, was a negative $8,743,000 at March 29, 1997 as compared with a negative working capital of $9,166,000 at December 31, 1996. The increase in working capital was primarily a result of the issuance of $4,250,000 of promissory notes and convertible notes partially offset by a reduction in the amount borrowed under the Schroder Loan Facility and the net loss for the quarter. For the first quarter of 1997, revenue from contract manufacturing services decreased by $9,400,000 from $24,025,000 in the same period in 1996. Accounts receivable decreased by $2,732,000 in the first quarter of 1997, primarily reflecting the decrease in revenue from contract manufacturing services.

                Cash flows from financing activities during the first quarter of 1997 were $3,240,000 resulting primarily from the issuance of the 10% Series A Convertible Notes for $2,250,000 and two promissory notes in the principal amount of $1,000,000 each, the collection of $700,000 on a note receivable from a 1996 exercise of Class A and Class B Warrants, partially offset by a reduction in the Schroder Loan Facility of approximately $1,499,000.

                Net cash in the amount of $1,582,000 was used for investing activities for the first quarter of 1997. Funds in the amount of $1,000,000 were used as a deposit toward the purchase of Tri-Star. In addition, funds in the amount of $570,000 were used to purchase capital equipment consisting primarily of the support equipment for a new high speed surface mount line on order for the Company's New Jersey facility.

                On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by Schroder to Tanon. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. At March 29, 1997, $6,555,000 was outstanding under the Schroder Loan Facility which represented 95% of the calculated availability, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At March 29, 1997, Tanon was in compliance with all of these requirements, except the required ratio of earnings to certain fixed charges. By agreements dated April 15 and May 5, 1997, Schroder has agreed to waive such requirements for March 29, 1997 and has adjusted the future required financial ratios to reflect the forecast results of operations of Tanon contained in Tanon's 1997 business plan.

                The Company has incurred significant losses and had negative cash flows from operations in each of the last five years and in the three months ended March 29, 1997. The Company raised approximately $10,000,000 in December, 1995 and $9,370,000 and $9,750,000 during 1996 and January 1, 1997 through May 9, 1997, respectively, from the exercise of stock options and warrants, borrowings secured by the shares of Aydin owned by the Company and the sale of convertible notes and debentures. Among such capital raising activities, in December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $7,930,000 of such notes have been converted into 810,661 shares of the Company's Common Stock in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin (see Note 3 to Financial Statements in Part I of this Report). On August 19, 1996, GFL Performance Fund Limited transferred and assigned its $2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, Chairman of the Company and certain related family trusts (the "Note Holders"). In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain 7% convertible subordinated notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 to the Note Holders. These convertible notes had a maturity date of December 29, 1997 and were convertible into shares of the Company's Common Stock at the conversion price per share of $2.67. On February 6, 1997, the Company amended these convertible notes by (i) increasing the aggregate principal amount of such notes to $2,725,000 (the purchase price paid by the Note Holders for the convertible notes) and (ii) reducing the fixed conversion price of such notes to $1.50 per share, in return for the Note Holders foregoing interest and making available certain other loans to the Company.

                The Company's financial projections indicate that operating losses and negative cash flows will continue during the second quarter and into the second half of 1997. The Company is, however, forecasting an increase in sales during the second half of 1997 resulting from the Company's increase in its sales force and sales efforts. Management believes such increase will result in an improvement in cash flows from operations. However, the purchase of the Aydin common stock and advances to BarOn and EATI in 1996 resulted in the need to raise additional capital. In addition, the Company's contract manufacturing operations conducted through Tanon required additional working capital as a result of operating losses by Tanon and capital expenditures by Tanon.

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

                In addition, during January 1997, the Company borrowed $1,000,000 from each of two unrelated parties, Ace Foundation, Inc. ("Ace") and Millenco, LP ("Millenco"). These loans are represented by two promissory notes in the principal amount of $1,000,000 each (the "EAI Notes") issued by the Company to Ace and Millenco, respectively. The EAI Notes will mature on January 6, 1999 and January 17, 1998, respectively, and are not convertible into Common Stock of either the Company or Tanon. The EAI Notes bear interest at the rate of 13.5% per annum. Repayment of the EAI Notes is secured by a lien on the common stock of Aydin Shares owned by the Company. In consideration for such loans, the Company also granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant"). Management charged the estimated value of these warrants, $175,000, to expense in the first quarter of 1997.

                To pay the remaining unpaid cost incurred in connection with the terminated merger discussions with Aydin, fund the future holding company expenses, provide additional working capital to Tanon to fund (i) unpaid prior losses of Tanon, (ii) projected Tanon losses for the first half of 1997 and
(iii) costs associated with projected growth in sales during the second half of 1997, the Company sold convertible notes in the aggregate amount of $4,500,000 in April 1997. These notes bear interest at 6% per annum payable quarterly and have a maturity date of April 30, 1999. These notes are convertible into shares of the Company's Common Stock at a conversion price per share equal to the lesser of (i) three dollars and fifty cents ($3.50) per share or (ii) eighty percent of the volume weighted average price of the Company's Common Stock as traded on the NYSE for the five days preceding the date of notice to the Company that the holder wishes to exercise its conversion right. The Company has granted piggyback registration rights to the note holders and has agreed that if the shares underlying the convertible notes are not covered by an effective registration statement and listed on the NYSE within one hundred and twenty days, to pay a ten percent penalty, and the holders may accelerate the entire balance of the notes.

                The Company also intends to sell the Aydin Shares beginning in the second quarter of 1997 in public or private sale. In addition, the Company has arranged for standby financing of up to $4,500,000 to provide additional working capital. This commitment is irrevocable until April 1, 1998 and will be reduced to the extent the Company receives proceeds from the sale of its shares of common stock of Aydin or from additional equity or convertible debt financing. The Company has agreed to issue warrants exercisable at $4.125 per share for 600,000 shares in consideration of this commitment and an additional 400,000 shares if this commitment remains open for more than four weeks or is drawn upon. The Company believes that the net proceeds from the sale of the Aydin shares along with the funds from the convertible notes sold in April 1997 will provide sufficient capital to meet its capital needs during 1997. The Company will, however, need to raise additional funds to complete the purchase of Tri-Star and provide working capital to Tri-Star. At the date hereof, the Company does not have any commitments, understandings or agreements for obtaining any additional capital, and accordingly, there can be no assurance the Company will be successful in obtaining such additional capital.

                The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If the Company's results of operations at Tanon are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without obtaining additional capital or conducting a significant financial restructuring, which would include a major reduction in general and administrative expenses and liquidation of assets involving sale of all or part of Tanon. There can be no assurance that such additional capital can be obtained or that such restructuring would enable the Company to continue its operations.

                At March 29, 1997, the Company had accounts payable of $11,562,000 of which approximately $1,477,000 had been outstanding for over 90 days. This compares with $14,702,000 of accounts payable at December 31, 1996, of which approximately $2,281,000 had been outstanding for over 90 days.

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

                In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is effective for fiscal 1997. This statement establishes accounting standards for computing and presenting earnings per shares (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. The Company's reported loss per share is equivalent to basic loss per share under the new standard. The Company is not required to present diluted per share amounts because it has incurred a net loss.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

    The Company is vigorously defending this matter. On May 3, 1996, the Superior Court of New Jersey referred this case to mediation in an effort to explore opportunities for settlement. Mediation proceedings commenced and continued through March 1997 and the case is currently scheduled for trial beginning on October 6, 1997.

ITEM 5.         OTHER INFORMATION


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


                                     EA INDUSTRIES, INC.
                                         (Registrant)


Date:  May 13, 1997                   By: /s/ Stanley O. Jester
                                          --------------------------------------
                                          Stanley O. Jester,
                                          Treasurer and Vice President - Finance
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)