Form 10-Q
period 1997-06-28
EA INDUSTRIES INC /NJ/
filed 1997-08-12
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997       Commission file number 1-4680


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

     As of June 28, 1997, there were 8,405,376 outstanding shares of the Registrant's Common Stock.

 PART I - FINANCIAL INFORMATION
 ------------------------------

  ITEM 1.  FINANCIAL STATEMENTS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets

                             (thousands of dollars)


                                                             -------------         -------------
                                                             June 28, 1997         Dec. 31, 1996
                                                             -------------         -------------
                                                             (unaudited)

ASSETS

Current Assets:

  Cash and cash equivalents                                  $  3,776              $    461
  Receivables, less allowance of $989 in 1997
    and $1,100 in 1996 for doubtful accounts                    9,116                11,211
  Inventories                                                  11,000                10,068
  Prepaid expenses and other assets                               655                   579
                                                             --------              --------
                 TOTAL CURRENT ASSETS                          24,547                22,319
                                                             --------              --------

Equipment and leasehold improvements                           19,995                18,581
          Less accumulated depreciation                        (8,398)               (8,059)
                                                             --------              --------
                                                               11,597                10,522
                                                             --------              --------
Investment in Common Stock of Aydin Corp. held for sale             0                 5,605
                                                             --------              --------
Other Investments  held for sale                                1,050                 1,050
                                                             --------              --------
Intangible assets                                              12,331                12,331
           Less accumulated amortization                       (2,042)               (1,632)
                                                             --------              --------
                                                               10,289                10,699
                                                             --------              --------
Other assets                                                      539                   776
                                                             --------              --------
                                                             $ 48,022              $ 50,971
                                                             ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

           Revolving Credit Facility                         $  6,997              $  8,054
           Current portion of Capital Lease Obligations         1,817                 1,455
           Current portion of Convertible Notes and             5,738                 2,725
           Debentures

           Accounts payable                                    10,393                14,702
           Accrued expenses                                     4,604                 4,549
                                                             --------              --------
                           TOTAL CURRENT LIABILITIES           29,549                31,485
                                                             --------              --------
Long-Term Liabilities:

            Long-term portion of Capital Lease Obligations      3,551                 2,937
            Convertible Notes and Debentures                    8,836                 8,109
            Other long-term liabilities                         1,034                 1,354
                                                             --------              --------
                           TOTAL LONG-TERM LIABILITIES         13,421                12,400
                                                             --------              --------
                           TOTAL LIABILITIES                   42,970                43,885
                                                             --------              --------

Shareholders' Equity:

Common Stock                                                   88,200                80,535
Accumulated deficit since January 1, 1986                     (83,084)              (73,245)
                                                             --------              --------
                                                                5,116                 7,290
            Less common stock in treasury, at cost                (64)                 (204)
                                                             --------              --------
                            TOTAL SHAREHOLDERS' EQUITY          5,052                 7,086
                                                             --------              --------
                                                             $ 48,022              $ 50,971
                                                             ========              ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)


                                        Quarter Ended                            Six Months Ended
                                        -------------                            ----------------
                                June 28,             June 29,              June 28,             June 29,
                                 1997                 1996                  1997                 1996
                             -----------           -----------           -----------           -----------
                                                          (Note 1)                                   (Note 1)

Net Sales                    $    16,677           $    22,388           $    31,302           $    46,413
                             -----------           -----------           -----------           -----------

Cost of Sales                     16,751                20,799                31,211                43,433
Selling, general and
  administrative expenses          3,425                 2,345                 5,326                 4,565

                             -----------           -----------           -----------           -----------
Total                             20,176                23,144                36,537                47,998
                             -----------           -----------           -----------           -----------

Loss from operations              (3,499)                 (756)               (5,235)               (1,585)
                             -----------           -----------           -----------           -----------
Interest expense                   3,478                 2,563                 4,328                 5,193
Interest Income                      (17)                  (81)                  (25)                 (196)
Other expense, net                   276                   395                   301                   920
                             -----------           -----------           -----------           -----------
Net loss                     ($    7,236)          ($    3,633)          ($    9,839)          ($    7,502)
                             ===========           ===========           ===========           ===========
Loss per common share        ($     0.93)          ($     0.77)          ($     1.29)          ($     1.69)
                             ===========           ===========           ===========           ===========

Weighted average common

 shares outstanding            7,783,262             4,738,309             7,614,003             4,446,272
                             ===========           ===========           ===========           ===========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                     For The Six Months Ended June 28, 1997
                                   (UNAUDITED)
                             (thousands of dollars)


                                       Common Stock                   Treasury Stock                    Accumulated
                                         Shares           Amount          Shares         Amount           Deficit
                                                                                                           Since
                                                                                                           Jan. 1,
                                                                                                            1986
                                       ------------------------------------------------------------------------------
Balance, December 31, 1996

                                       5,624,001      $    80,535          (23,369)     ($      204)     ($   73,245)

Net Loss                                                                                                      (9,839)
Exercise of stock
  options                                  2,276               10
Cash received on note
  receivable from exercise of
  warrant                                     --              700
Debt conversion                        2,757,551            3,568           16,000              140
Imbedded Interest on Convertible
  Debentures                                  --            1,761
Value of Warrants Issued in
  Connection with Financing                   --              990
Value of Options Granted for Services         --              589
Shares Granted for Services               28,917               87

Other                                         --              (40)

                                       ------------------------------------------------------------------------------
Balance, June 28, 1997                 8,412,745      $    88,200           (7,369)     ($       64)     ($   83,084)
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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)



                                                                               Six Months Ended
                                                                         ------------------------------
                                                                         June 28,              June 29,
                                                                           1997                  1996
                                                                         --------              --------
Cash Flows from Operating Activities:

  Net Loss                                                               ($ 9,839)             $ (7,502)
  Adjustments to reconcile net loss to net
   Cash provided/(used) by operating activities:
    Depreciation and amortization                                           1,580                 1,546
    Valuation adjustment - Note Receivable                                     --                   192
     Discount on Convertible Subordinated Debentures                        1,761                 4,200
     Non-cash interest charges                                                 73                    --
     Value of Convertible Debentures issued for services                      315                    --
     Equity in loss of affiliate                                               --                   577
     Value of warrants issued in connection with financing                    990                    --
     Value of options granted for services                                    589                    --
     Value of Shares issued for services                                       87                    --
Gain on Sale of Aydin common stock                                           (820)

Cash provided/(used) by changes in:

   Receivables                                                              2,095                (2,208)
   Inventories                                                               (932)                2,068
   Prepaid expenses & other assets                                            (76)                  217
   Accounts payable and accrued expenses                                   (4,254)               (3,091)
   Accrued excess leased space costs                                         (293)                 (216)
   Other operating items - net                                                (49)                 (574)
                                                                         --------              --------
Net cash provided/(used) by operations                                     (8,773)               (4,791)
                                                                         --------              --------

Cash flows from Investing Activities:
  Capital Expenditures                                                     (2,216)               (4,230)
   Investments, including those in affiliates                                  --               (12,030)
   Net proceeds from sale of Aydin Corp. Common Stock                       6,425                    --
                                                                         --------              --------
Net cash provided/(used) by investing activities                            4,209               (16,260)
                                                                         --------              --------

Cash flows from Financing Activities:
   Net borrowings/(repayments) under credit facilities                     (1,057)                1,038
   Net proceeds  (repayments) from capital leases                             976                 2,485
   Net proceeds from convertible subordinated debt                          7,250                 8,100
   Proceeds from the exercise of stock options                                 10                     8
   Net proceeds from  exercise of warrants                                    700                   319

                                                                         --------              --------
Net cash provided/(used) by financing activities                            7,879                11,950
                                                                         --------              --------

Net Increase/(Decrease) in Cash and Cash Equivalents                        3,315                (9,101)
Cash and Cash Equivalents at Beginning of Period                              461                 9,830
                                                                         --------              --------
Cash and Cash Equivalents at End of Period                               $  3,776              $    729
                                                                         ========              ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                            $  1,017              $    844
                                                                         ========              ========

Non cash financing activities:
     Conversion of debt to equity                                        $  3,825              $  7,074
     Common shares issued in payment of interest                               --                    75
                                                                         ========              ========
                                                                         $  3,825              $  7,149
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

                The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A for the year ended December 31, 1996. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended June 28, 1997 are not necessarily indicative of results of operations expected for the full year.

                The consolidated financial statements include the accounts of all majority-owned subsidiaries other than the investment in Electronic Associates Technologies Israel, Ltd. ("EATI"), an unconsolidated subsidiary held for sale, which is reflected in the accompanying financial statements at $1,050,000, its estimated net realizable value. The Company has signed a preliminary letter of intent to sell its interest in EATI and accordingly, such interest has been classified as an unconsolidated subsidiary held for sale. Amounts in the year 1996 have been reclassified to conform to the 1997 presentation.

                Certain of the convertible notes and debentures issued in December 1995 and 1996 contained conversion features which provided for 18 - 20% discounts from the market price of the Company's Common Stock at the conversion date. This incremental yield embedded in the conversion terms totaled $4,200,000 in 1996 and was charged to interest expense in the fourth quarter of 1996. The results for the quarter and for the six months ended June 29, 1996, have been restated to reflect the amortization of the incremental yield applicable to the quarter and for the six months ended June 29, 1996. As a result, interest expense and net loss for the quarter ended June 29, 1996 increased by $2,005,000 and loss per common share increased by $.68; interest expense and net loss for the six months ended June 29, 1996 increased by $4,200,000 and loss per common share increased by $1.51.

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

(2)             Operations and Liquidity

                During the fourth quarter of 1996 and the first six months of 1997, the Company borrowed $1,270,000 and $2,250,000, respectively, from the then Chairman of its Board of Directors, certain family trusts benefiting his family, and an unaffiliated investor. These loans are represented by certain 10% Series A Convertible Notes(the "Series A Notes").

                The Series A Notes, in the aggregate of $3,520,000, will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering. The holders of the Series A Notes may require that interest be paid in Common Stock of the Company at the conversion price described above.

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

                In addition, during January 1997, the Company borrowed $1,000,000 from each of two unrelated parties, Ace Foundation, Inc. ("Ace") and Millenco, LP ("Millenco"). These loans were repaid in May 1997. In consideration for such loans, the Company granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant"). Management charged the estimated value of these warrants, $175,000, to expense in the first quarter of 1997.

                The Company also sold convertible notes ( the "6% Notes") in the aggregate amount of $4,500,000 in April 1997. These notes bear interest at 6% per annum payable quarterly and have a maturity date of April 30, 1999. The Company has granted piggyback registration rights to the note holders. The notes originally provided that if the shares underlying the convertible notes are not covered by an effective registration statement and listed on the NYSE within one hundred and twenty days, to pay a ten percent penalty, and the holders may accelerate the entire balance of the notes. In consideration of an extension until December 1, 1997 of that deadline the Company has agreed to modify the conversion price to a conversion price per share equal to the lesser of (i) three dollars and thirty nine and one half cents ($3.395) per share or (ii) seventy six and one half percent (76.5%) of the volume weighted average price of the Company's Common Stock as traded on the NYSE for the five days preceding the date of notice to the Company that the holder wishes to exercise its conversion right.

                In April 1997, the Company borrowed $1,000,000 from an unaffiliated investor. This loan is represented by certain 10% Series B Convertible Notes (the "Series B Notes") issued by the Company. The Series B Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $2.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering. The Company has the option to make interest payments to the holders of the Series B Notes in Common Stock of the Company at the conversion price described above.

                The Series B Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. These notes are subordinated to amounts owed by Tanon to Schroder and the ability of Tanon to distribute or loan funds to the Company to make interest payments on the Series B Notes is restricted pursuant to the Schroder Loan Facility.

                The Company in April 1997, arranged for standby financing of up to $4,500,000 to provide additional working capital. This commitment was originally irrevocable until April 1, 1998 and was to be reduced based on the proceeds the Company received from the sale of its shares of common stock of Aydin and from any additional equity or convertible debt financing. The Company has issued warrants exercisable at $4.125 per share for 600,000 shares as of April 18, 1997 in consideration of this commitment and an additional 200,000 shares as of June 10, 1997 also exercisable at $4.125 per share. The estimated value of these warrants, $815,000, was charged to expense in the second quarter of 1997. The Commitment was terminated in June 1997.

                The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If results of operations at Tanon are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without raising additional capital or a significant financial restructuring, which would include a major reduction in general and administrative expenses and liquidation of assets involving sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations or that the Company would be successful in raising additional capital. The financial statements do not reflect any adjustments that might result from the restructuring and other measures being unsuccessful. For further discussion see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                The Company has incurred significant losses and had negative cash flows from operations in each of the last six years and in the six months ended June 28, 1997. The Company's financial projections indicate that operating losses and negative cash flows will continue into the second half of 1997. The Company is, however, forecasting an increase in sales during the second half of 1997 resulting from the Company's increase in its sales force and sales efforts. Management believes such increase will result in an improvement in cash flows from operations, and that such increase, along with the net proceeds from the sale of the Aydin Shares, and the funds from the convertible notes sold in April 1997 will provide sufficient capital to meet its capital needs during 1997.

(3)             Investment in Aydin Corporation ("Aydin")

                On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin (the "Aydin Shares"), a New York Stock Exchange listed company (symbol, AYD), in a private purchase from the then Chairman and Chief Executive officer of Aydin.

                During May, 1997, the Company sold 500,000 of the Aydin Shares at $10.75 per share for a total of $5,375,000 to a group of investors introduced to the Company by the Chairman of Aydin. The Company used some of the proceeds to pay off the two promissory notes (described in Note 2) secured by the Aydin Shares. In June, 1997 the remaining 96,927 Aydin Shares were sold, also at $10.75 per share. The resulting gain of $820,000 is reflected in Other Expense, net.

                The Company has also agreed to provide consulting services to Aydin for three years in assisting Aydin in soliciting customers internationally and exploring strategic joint ventures. In exchange for those services, the Company has received a warrant to purchase 200,000 shares of Aydin common stock, one-half at an exercise price of $12.10 per share and one-half at an exercise price of $13.20 per share. On June 28, 1997, the closing price of the Common Stock of Aydin as reported by the New York Stock Exchange was $12.25 per share. This warrant expires in May, 2000.

(4)             Joint Venture with Israel Aircraft Industries, Ltd. ("IAI").

                The Company has determined that its joint venture with IAI (the "Joint Venture") conducted through its partially owned subsidiary EATI is not an essential element of its core strategy and has signed a preliminary letter of intent to sell its interest in the Joint Venture..

(5)             Tri-Star Technologies Co., Inc.

                On December 23, 1996, the Company signed letters of intent to acquire Tri-Star Technologies Co., Inc. ("Tri-Star") and the approximately 120,000 square foot building and real property occupied by Tri-Star in Methuen, Massachusetts. In May, 1997, the Company and Tri-Star jointly announced that they had decided to terminate discussions concerning the possible acquisition of Tri-Star by the Company. A non-refundable deposit of $1 million paid in January 1997 by the Company to Tri-Star was written off to Other Expense, net.

(6)             Restructuring

                During 1996, the Company decided to sell its interest in the Joint venture with IAI, cease making advances to BarOn Technologies, Ltd. (in which the Company owns a one-third interest), discontinue the business combination discussions with Aydin and decided to focus its resources on the business of providing contract manufacturing services. As a result, the Company determined in the second quarter of 1997 that it would be necessary to restructure its senior management and Board of Directors (see Item 5.). In addition, the Company has closed its Philadelphia office and consolidated the activities previously handled at such office, and the staff at such office, with the offices of Tanon in West Long Branch, New Jersey.

                The Company had recorded an aggregate provision of $600,000 in 1996 relating to certain of the above and has recorded an additional provision of $1,260,000 in the second quarter of 1997 reflecting the estimated cost of hiring a new President and Chief Executive Officer, recruiting new members of the Company's Board of Directors, closing the Company's Philadelphia office and the acceleration of the vesting of certain options for former key executives and former members of the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     On January 4, 1995, the Company acquired Tanon, a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. In May 1996, concurrent with, and as a condition to, closing a new loan facility with IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility"), the Company consolidated all of its contract electronic manufacturing business into Tanon, by assigning to Tanon all of the assets and liabilities related to the contract electronic manufacturing business conducted directly by the Company. As a result, the Company is now principally a holding company.

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

     On August 8, 1995, the Company, through a 52.3% owned subsidiary, EATI, entered into a Joint Venture Agreement with IAI to review, develop and exploit non-classified technological applications developed by IAI. The Company has decided to sell or otherwise dispose of its interest in the Joint Venture and the Company has signed a preliminary letter of intent to sell its interest in the Joint Venture. The Joint Venture has been classified as an unconsolidated subsidiary held for sale.

     On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin, representing approximately 11.64% of the outstanding common shares of Aydin. During May 1996, the Company initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. After due diligence and numerous discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and terminated discussions with Aydin. During the fourth quarter of 1996 the Company decided to sell its investment in Aydin and wrote down the investment to its estimated net realizable value of $5,605,000. In May and June 1997, the Company sold its entire investment in Aydin for approximately $6,425,000.

     On December 23, 1996, the Company's contract manufacturing subsidiary, Tanon, signed a binding letter of intent to acquire Tri-Star and in January, 1997 placed an initial non-refundable deposit of $1.0 million toward the purchase of Tri-Star. In May, 1997 the Company and Tri-Star mutually agreed to terminate the acquisition discussions and the $1.0 million deposit was written off to Other Expense, net.

     As a result of the decisions to sell its interest in the Joint venture with IAI, cease making advances to BarOn Technologies, Ltd. (in which the Company owns a one-third interest), discontinue the business combination discussions with Aydin and to refocus its resources on the business of providing contract manufacturing services, the Company determined in the second quarter of 1997 that it would be necessary to restructure its senior management and Board of Directors (see Item 5). In addition, the Company has closed its Philadelphia office and consolidated the activities previously handled at such office, and the staff at such office, with the offices of Tanon in West Long Branch, New Jersey.

Results of Operations

     During the first six months of 1997, the Company's sales and cost of sales decreased in total value but cost of sales increased as a percentage of sales. Selling, general and administrative expenses increased both in total and as a percentage of sales. The Company had a net loss of approximately $9,839,000 for the first six months of 1997, which included non-recurring charges of $1,761,000 which represents the amortization of the fixed discount feature of convertible notes issued in April, 1997, a charge of approximately $175,000 representing the value of warrants granted in connection with the issuance of two promissory notes in the principal amount of $1,000,000 each, a charge of $815,000 representing the value of warrants granted in April and June 1997 in connection with the standby financing commitment of $4,500,000, a charge of $1,260,000 for restructuring of senior management and the Board of Directors. and the charge of approximately $1,020,000 for the write-off of the non-refundable deposit concerning the acquisition discussions held with Tri-Star. This compared with a net loss of approximately $7,500,000 for the same period in 1996, which included a charge of approximately $4,200,000 which represents the amortization of the fixed discount feature of convertible notes issued in December 1995.

     The decrease in sales to $31,302,000 in the first six months of 1997 from $46,413,000 during the same period in 1996 resulted primarily from a decrease in the level of business conducted with the Company's three largest customers and, to a lesser extent, the phase-out of five customers, partially offset by sales to seven new customers. The Company chose to disengage from two of these customers, while the other three either began their own manufacturing or consolidated their manufacturing at another manufacturing company. Sales to the three large customers were unusually high during the first half of 1996 and then declined to less than normal levels during the second half of 1996. Sales volume to the three large customers began to improve in the first half of 1997 and the Company expects continued improvement in the second half of 1997. The Company also expects an increase in sales to new customers in the second half of 1997. Sales of $16,677,000 in the second quarter of 1997 decreased from $22,388,000 during the same period in 1996, however, they were higher by approximately $2,100,000 than the quarter ended March 29, 1997 due to the factors discussed above.

     Cost of sales decreased to $31,211,000 in the first six months of 1997 from $43,433,000 in the same period in 1996 and increased, as a percentage of revenue to 99.7% in the first six months of 1997 compared with 93.6% in the same period in 1996. The decline is primarily a result of the lower level of sales in the first six months of 1997 as compared to the same period in 1996. A large percentage of cost of sales consists of fixed costs and, as a result, cost of sales as a percentage of revenue increases as revenue falls. Gross profit was approximately $100,000 for the first six months of 1997, compared to approximately $3,000,000 for the same period in 1996, reflecting the decline in sales for the first six months of 1997, as well as a slight increase in fixed overhead.

     Selling, general and administrative expenses increased to approximately $5,326,000 in the first six months of 1997 from approximately $4,565,000 in the same period in 1996. The increase is primarily due to the charge for $1,260,000 for restructuring, partially offset by reductions in non-essential personnel at Tanon. Selling, general and administrative expenses as a percentage of revenue increased to 17.0% in 1997 from 9.8% in the same period in 1996 primarily as result of the above and the decline in sales. Selling, general and administrative expenses increased to approximately $3,425,000 in the second quarter of 1997 from $2,345,000 in the second quarter of 1996 and increased, as a percentage of revenue to

20.5% in the second quarter of 1997, compared with 10.5% in the same quarter in 1996. The increase in quarterly selling, general and administrative expenses are primarily the result of the factors discussed above.

     Interest expense was $4,328,000 in the first six months of 1997 as compared to $5,193,000 in the same period of 1996. The decline is primarily due to charges of $4,200,000 for the first six months of 1996 representing the amortization of the fixed discount feature of convertible notes issued in December 1995 versus similar charges of $1,761,000 in the same period in 1997, the latter relating to convertible notes issued in April 1997 and the charge of $815,000 representing the estimated value of warrants issued in connection with the April, 1997 standby financing arrangement. Interest expense relating to revolving credit agreements, subordinated debt, and capitalized leases increased from approximately $1,012,000 in the first six months of 1996 to approximately $1,324,000 in the first six months of 1997 due to higher subordinated debt borrowings, capital leases in 1996 and 1997 offset by a decline in revolving credit borrowings. Interest expense for the second quarter of 1997 was $3,478,000 as compared to $2,563,000 for the same period in 1996. The increase is substantially due to an increase in interest expense relating to certain credit arrangements.

     Interest income decreased $171,000 in the first six months of 1997, as compared to the same period, respectively, in 1996. This decline was primarily the result of the Company's reduced level of cash for most of the first half of 1997.

     Other expense decreased from approximately $920,000 in the first six months of 1996 to an expense of approximately $301,000 in the first six months of 1997. The decrease was primarily due to a gain realized on the sale of the Aydin common stock of approximately $820,000 and various gains on the sale of fixed assets plus miscellaneous refunds totaling $150,000, offset by the expense relating to the write-off of the Tri-Star non-refundable deposit of approximately $1,020,000. In addition, due to the Company's decision not to provide additional funding to BarOn and to fully write off its investment in BarOn, the Company did not record a loss from BarOn in the first six months of 1997 as compared to the approximately $425,000 in the same period in 1996. The Company also recorded a charge of approximately $190,000 in the first six months of 1996 reflecting the reduction in the market value of the Company's Common Stock securing a note receivable. The decrease in Other Expense for the quarter ended June 28, 1997 as compared to the quarter ended June 29, 1996 was primarily due to the factors discussed above.

     During 1996, the Company decided to sell its interest in the Joint venture with IAI, cease making advances to BarOn (in which the Company owns a one-third interest), discontinue the business combination discussions with Aydin and decided to focus its resources on the business of providing contract manufacturing services. As a result, the Company determined in the second quarter of 1997 that it would be necessary to restructure its senior management and Board of Directors (see Item 5, below). In addition, the Company has closed its Philadelphia office and consolidated the activities previously handled at such office, and the staff at such office, with the offices of Tanon in West Long Branch, New Jersey.

     The Company had recorded an aggregate provision of $600,000 in 1996 relating to certain of the above and has recorded an additional provision of $1,260,000 in the second quarter of 1997 reflecting the estimated cost of hiring a new President and Chief Executive Officer, recruiting new members of the Company's Board of Directors, closing the Company's Philadelphia office and the acceleration of the vesting of certain options for former key executives and former members of the Board of Directors.

     The Company's consolidated backlog at June 28, 1997 was $46,416,000, as compared to $35,213,000 for the same period in 1996.

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

Liquidity and Capital Resources

     Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at June 28, 1997, as compared to the consolidated financial position of the Company at December 31, 1996. Net cash used by operations of $8,773,000 in the first six months of 1997 increased by $3,982,000 from cash used in operations of $4,791,000 in the same period in 1996. Net cash used by operations was primarily the result of the net loss for the six months ended June 28, 1997 and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

     Liquidity, as measured by cash and cash equivalents, increased to $3,776,000 at June 28, 1997 from $461,000 at December 31, 1996. Liquidity as measured by working capital, was a negative $5,002,000 at June 28, 1997 as compared with a negative working capital of $9,166,000 at December 31, 1996. The increase in working capital was primarily a result of the issuance of $7,250,000 of promissory notes and convertible notes, net of repayments, partially offset by a reduction in the amount borrowed under the Schroder Loan Facility and the net loss for the first six months of 1997. For the first six months of 1997, revenue from contract manufacturing services decreased by $15,111,000 from $46,413,000 in the same period in 1996. Accounts receivable decreased by $2,095,000 in the first six months of 1997, primarily reflecting the decrease in revenue from contract manufacturing services.

     Cash flows from financing activities during the first six months of 1997 amounted to $7,879,000 resulting primarily from the issuance of the 10% Series A Convertible Notes for $2,250,000, the issuance of the 10% Series B Convertible Notes for $1,000,000, the collection of $700,000 on a note receivable from a 1996 exercise of Class A and Class B Warrants, and the issuance of the 6% Convertible Notes for $4,500,000, partially offset by a reduction in the Schroder Loan Facility of approximately $1,057,000.

     Net cash in the amount of $4,209,000 was provided through investing activities for the first six months of 1997. Funds in the amount of $6,425,000 were provided through the sale of 596,927 shares of Aydin common stock. Funds in the amount of $2,025,000 were used to purchase a new Fuji high speed surface mount line for the Company's New Jersey facility.

     On May 3, 1996, Tanon replaced the Company's existing asset based credit facility and the Tanon separate revolving line of credit with a new asset based credit facility provided by Schroder to Tanon. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. At June 28, 1997, $6,997,000 was outstanding under the Schroder Loan Facility which represented approximately 80% of the calculated availability, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At June 28, 1997, Tanon was in compliance with all of these requirements.

     The Company has incurred significant losses and had negative cash flows from operations in each of the last six years and in the six months ended June 28, 1997. The Company raised approximately $10,000,000 in December, 1995 and $9,370,000 and $9,960,000 during 1996 and January 1, 1997 through June 28, 1997, respectively, from the exercise of stock options and warrants, borrowings secured by the shares of Aydin owned by the Company and the sale of convertible notes and debentures. Among such capital raising activities, in December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $7,930,000 of such notes have been converted into 810,661 shares of the Company's Common Stock in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin (see
Note 3 to Financial Statements in Part I of this Report). On August 19, 1996, GFL Performance Fund Limited transferred and assigned its $2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, former Chairman of the Company and certain related family trusts (the "Note Holders"). In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain 7% convertible subordinated notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 to the Note Holders. These convertible notes had a maturity date of December 29, 1997 and were convertible into shares of the Company's Common Stock at the conversion price per share of $2.67. On February 6, 1997, the Company amended these convertible notes by (i) increasing the aggregate principal amount of such notes to $2,725,000 (the purchase price paid by the Note Holders for the convertible notes) and (ii) reducing the fixed conversion price of such notes to $1.50 per share, in return for the Note Holders foregoing interest and making available certain other loans to the Company.

     The purchase of the Aydin common stock and advances to BarOn and EATI in 1996 resulted in the need to raise additional capital. In addition, the Company's contract manufacturing operations conducted through Tanon required additional working capital as a result of operating losses by Tanon and capital expenditures by Tanon.

     During the period beginning on October 25, 1996 and ending on April 10, 1997, the Company has borrowed a total of $3,520,000 from the Chairman of its Board of Directors, certain related trusts and unaffiliated investors. These loans are represented by certain 10% Series A Convertible Notes (the "Series A Notes") issued by the Company. The Series A Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering.

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

     In addition, during January 1997, the Company borrowed $1,000,000 from each of two unrelated parties, Ace and Millenco. These loans were repaid in May 1997. In consideration for such loans, the Company also granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant"). Management charged the estimated value of these warrants, $175,000, to expense in the first quarter of 1997.

     To pay the remaining unpaid cost incurred in connection with the terminated merger discussions with Aydin, fund the future holding company expenses, provide additional working capital to Tanon to fund (i) unpaid prior losses of Tanon,
(ii) projected Tanon losses for the first half of 1997 and (iii) costs associated with projected growth in sales during the second half of 1997, the Company sold convertible notes in the aggregate amount of $4,500,000 in April 1997. These notes bear interest at 6% per annum payable quarterly and have a maturity date of April 30, 1999. The Company has granted piggyback registration rights to the note holders. The notes originally provided that if the shares underlying the convertible notes are not covered by an effective registration statement and listed on the NYSE within one hundred and twenty days, to pay a ten percent penalty, and the holders may accelerate the entire balance of the notes. In consideration of an extension until December 1, 1997 of that deadline the Company has agreed to modify the conversion price to a conversion price per share equal to the lesser of (i) three dollars and thirty nine and one half cents ($3.395) per share or (ii) seventy six and one half percent (76.5%) of the volume weighted average price of the Company's Common Stock as traded on the NYSE for the five days preceding the date of notice to the Company that the holder wishes to exercise its conversion right.

     The Company in April 1997, arranged for standby financing of up to $4,500,000 to provide additional working capital. This commitment was originally irrevocable until April 1, 1998 and was to be reduced based on the proceeds the Company received from the sale of its shares of common stock of Aydin and from any additional equity or convertible debt financing. The Company has issued warrants exercisable at $4.125 per share for 600,000 shares as of April 18, 1997 in consideration of this commitment and an additional 200,000 shares as of June 10, 1997 also exercisable at $4.125 per share. The estimated value of these warrants, $815,000, was charged to expense in the second quarter of 1997. The Commitment was terminated in June 1997

     During May 1997, the Company sold 500,000 shares of its Aydin shares at $10.75 per share for a total of $5,375,000. to a group of investors introduced to the Company by the Chairman of Aydin Corporation. The Company used some of the proceeds to pay off the two promissory notes from Ace Foundation, Inc. and Millenco, LP for $1,000,000. each. In June 1997, the remaining 96,927 shares of Aydin were sold, also at $10.75 per share. The resulting gain of approximately $820,000 is reflected in Other expense, net.

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

     The Company has incurred significant losses and had negative cash flows from operations in each of the last six years and in the six months ended June 28, 1997. The Company's financial projections indicate that operating losses and negative cash flows will continue into the second half of 1997. The Company is, however, forecasting an increase in sales during the second half of 1997 resulting from the Company's increase in its sales force and sales efforts. Management believes such increase will result in an improvement in cash flows from operations, and that such increase, along with the net proceeds from the sale of the Aydin Shares, and the funds from the convertible notes sold in April 1997 will provide sufficient capital to meet its capital needs during 1997.

     At June 28, 1997, the Company had accounts payable of $10,393,000 of which approximately $874,000 had been outstanding for over 90 days. This compares with $14,702,000 of accounts payable at December 31, 1996, of which approximately $2,281,000 had been outstanding for over 90 days.

     Except for historical matters contained in this Report, statements made in this Report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements, including loss of current customers, reductions in orders from current customers, or delays in ordering by current customers, failure to obtain anticipated contracts or orders from new customers, or expected order volume from such customers, failure to obtain financing, higher material or labor costs, unfavorable results in litigation against the Company, economic, competitive, technological, governmental, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

PART II -OTHER INFORMATION

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

ITEM 5.         OTHER INFORMATION

     In May 1997 the Company restructured its senior management and Board of Directors. The Company engaged Frank G. Brandenberg as President and Chief Executive Officer replacing Irwin L. Gross in those positions. In June 1997, Jules M. Seshens, Executive Vice President and Paul E. Finer, Vice President and President of Tanon resigned from their respective positions as executive officers of the Company. In July 1997, the then current members of the Board of Directors resigned and were replaced by outside, independent directors. The Company is currently seeking an additional outside director and has also been in discussions with a potential candidate to serve as a non-employee Chairman of the Board. The directors selected will stand for election at the 1997 Annual Shareholders' Meeting.

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

                                          EA INDUSTRIES, INC.
                                             (Registrant)

Date: August 12, 1997                 By: /s/ Stanley O. Jester
                                          ---------------------
                                          Stanley O. Jester,
                                          Treasurer and Vice President - Finance
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)