Form 10-Q
period 1997-09-27
EA INDUSTRIES INC /NJ/
filed 1997-11-12
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997  Commission file number 1-4680


                               EA INDUSTRIES, INC.
                               -------------------

             (Exact Name of Registrant as Specified in its Charter)


               New Jersey                                         21-0606484
               ----------                                         ----------
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

          185 Monmouth Parkway                                    07764-9989
          --------------------                                    ----------
      West Long Branch, New Jersey                                (Zip Code)
(Address of Principal Executive Offices)




       Registrant's telephone number, including area code: (732) 229-1100





Former name, former address and former fiscal year, if changed since last report

                                 NOT APPLICABLE

        ----------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ N

        ----------------------------------------------------------------

As of September 27, 1997, there were 9,340,360 outstanding shares of the Registrant's Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (thousands of dollars)

                                                      ------------- ------------
                                                      September 27, December 31,
                                                           1997        1996
                                                      ------------- ------------
                                                       (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                $  1,565    $    461
  Receivables, less allowance of $852 in 1997
    and $1,100 in 1996 for doubtful accounts                 12,981      11,211
  Inventories                                                15,050      10,068
  Prepaid expenses and other assets                             770         579
                                                           --------    --------
          TOTAL CURRENT ASSETS                               30,366      22,319
                                                           --------    --------

Equipment and leasehold improvements                         20,431      18,581
     Less accumulated depreciation                           (8,963)     (8,059)
                                                           --------    --------
                                                             11,468      10,522
                                                           --------    --------
Investment in Common Stock of Aydin Corp. held for sale           0       5,605
                                                           --------    --------
Other Investments held for sale                               1,050       1,050
                                                           --------    --------
Intangible assets                                            12,331      12,331
     Less accumulated amortization                           (2,247)     (1,632)
                                                           --------    --------
                                                             10,084      10,699
                                                           --------    --------
Other assets                                                    699         776
                                                           --------    --------
                                                           $ 53,667    $ 50,971
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Revolving Credit Facility                             $  9,774    $  8,054
     Current portion of Capital Lease Obligations             1,691       1,455
     Current portion of Convertible Notes and
       Debentures                                             4,432       2,725
     Accounts payable                                        13,947      14,702
     Accrued expenses                                         4,971       4,549
                                                           --------    --------
            TOTAL CURRENT LIABILITIES                        34,815      31,485
                                                           --------    --------
Long-Term Liabilities:
     Long-term portion of Capital Lease Obligations           3,442       2,937
     Convertible Notes and Debentures                         9,335       8,109
     Other long-term liabilities                                910       1,354
                                                           --------    --------
            TOTAL LONG-TERM LIABILITIES                      13,687      12,400
                                                           --------    --------
            TOTAL LIABILITIES                                48,502      43,885
                                                           --------    --------

Shareholders' Equity:
Common Stock                                                 89,815      80,535
Accumulated deficit since January 1, 1986                   (84,586)    (73,245)
                                                           --------    --------
                                                              5,229       7,290
    Less common stock in treasury, at cost                      (64)       (204)
                                                           --------    --------
            TOTAL SHAREHOLDERS' EQUITY                        5,165       7,086
                                                           --------    --------
                                                           $ 53,667    $ 50,971
                                                           ========    ========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)

                                   Quarter Ended               Nine Months Ended
                            --------------------------    --------------------------
                              Sept 27,       Sept 28,       Sept 27,       Sept 28,
                                1997           1996           1997           1996
                            -----------    -----------    -----------    -----------
                                             (Note 1)                       (Note 1)
Net Sales                   $    21,243    $    17,595    $    52,545    $    64,008
                            -----------    -----------    -----------    -----------

Cost of Sales                    20,217         17,737         51,428         61,170
Selling, general and
  administrative expenses         1,929          3,783          7,255          8,348
Purchased research and
  development                         0            959              0            959
                            -----------    -----------    -----------    -----------
Total                            22,146         22,479         58,683         70,477
                            -----------    -----------    -----------    -----------

Loss from operations               (903)        (4,884)        (6,138)        (6,469)
                            -----------    -----------    -----------    -----------
Interest expense                    609            667          4,937          5,860
Interest Income                     (29)           (23)           (54)          (219)
Other expenses                       19            737            320          1,657
                            -----------    -----------    -----------    -----------
Net loss                    ($    1,502)   ($    6,265)   ($   11,341)   ($   13,767)
                            ===========    ===========    ===========    ===========
Loss per common share       ($     0.17)   ($     1.24)   ($     1.41)   ($     2.97)
                            ===========    ===========    ===========    ===========

Weighted average common
 shares outstanding           8,961,826      5,029,835      8,068,214      4,639,363
                            ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                  For The Nine Months Ended September 27, 1997
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                   Common Stock          Treasury Stock
                                                                   ------------          --------------     Accumulated
                                                                Shares       Amount      Shares    Amount     Deficit
                                                                                                               Since
                                                                                                              Jan. 1,
                                                                                                               1986
                                                             ----------------------------------------------------------
Balance, December 31, 1996                                    5,624,001    $  80,535    (23,369)    ($204)    ($73,245)

Net Loss                                                                                                       (11,341)
Exercise of stock
  options                                                        33,755          121
Exercise  of  Warrants                                           32,500          195
Cash received on note
  receivable from exercise of
  warrant                                                          --            700
Debt conversion                                               3,628,556        4,852     16,000       140
Imbedded Interest on Convertible Debentures                        --          1,761
Value of Warrants Issued in
  Connection with Financing                                        --            975
Value of Options Granted for Services                              --            623
Shares Granted for Services                                      28,917           87

Other                                                              --            (34
                                                             ----------------------------------------------------------
Balance, September 27, 1997                                   9,347,729    $  89,815     (7,369)    ($ 64)    ($84,586)
                                                             ==========================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)

                                                               Nine Months Ended
                                                             --------------------
                                                             Sept 27,    Sept 28,
                                                               1997        1996
                                                             --------    --------
Cash Flows from Operating Activities:
  Net Loss                                                   ($11,341)   ($13,767)
  Adjustments to reconcile net loss to net
    cash provided/(used) by operating activities:
     Depreciation and amortization                              2,352       2,357
     Valuation adjustment - Note Receivable                      --           432
     Purchased research and development                          --           959
     Equity in loss of  affiliate                                --           812
     Common shares issued in payment of interest                 --            88
     Discount on Convertible Subordinated Debentures            1,761       4,200
     Non-cash interest charges                                    105         350
     Value of Convertible Debentures issued for services          315        --
     Value of warrants issued in connection with financing        975        --
     Value of options granted for services                        623        --
     Value of shares issued for services                           87        --
     Gain on Sale of Aydin common stock                          (820)       --

Cash provided/(used) by changes in:
  Receivables                                                  (1,770)     (1,189)
  Inventories                                                  (4,982)      1,110
  Prepaid expenses & other assets                                (191)        558
  Accounts payable and accrued expenses                          (333)        (76)
  Accrued excess leased space costs                              (403)       (326)
  Other operating items - net                                    (186)       (973)
                                                             --------    --------
Net cash provided/(used) by operations                        (13,808)     (5,465)
                                                             --------    --------

Cash Flows from Investing Activities:
  Capital Expenditures                                         (2,740)     (5,030)
   Investments, including those in affiliates                    --       (12,094)
   Net proceeds from sale of Aydin Corp. Common Stock           6,425        --
                                                             --------    --------
Net cash provided/(used) by investing activities                3,685     (17,124)
                                                             --------    --------

Cash Flows from Financing Activities:
  Net borrowings/(repayments) under credit facilities           1,720       1,073
  Net proceeds/ (repayments) from capital leases                  741       2,364
  Net proceeds from convertible subordinated debt               7,750       8,100
  Proceeds from the exercise of stock options                     121       1,008
  Net proceeds from exercise of warrants                          895         319
                                                             --------    --------
Net cash provided/(used) by financing activities               11,227      12,864
                                                             --------    --------

Net Increase/(Decrease) in Cash and Cash Equivalents            1,104      (9,725)
Cash and Cash Equivalents at Beginning of Period                  461       9,830
                                                             --------    --------
Cash and Cash Equivalents at End of Period                   $  1,565    $    105
                                                             ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                   $  1,516    $  1,561
                                                             ========    ========

Noncash financing activities:
  Conversion of debt to equity                               $  4,852    $  9,805

  Common shares issued in payment of services                      87         350
                                                             --------    --------
                                                             $  4,939    $ 10,155
                                                             ========    ========

--------------------------------------------------------------------------------

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

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A for the year ended December 31, 1996. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended September 27, 1997 are not necessarily indicative of results of operations expected for the full year.

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

     Certain of the convertible notes and debentures issued in December 1995 and 1996 contained conversion features which provided for 18 - 20% discounts from the market price of the Company's Common Stock at the conversion date. This incremental yield embedded in the conversion terms totaled $4,200,000 in 1996 and was charged to interest expense in the fourth quarter of 1996. The results for the nine months ended September 28, 1996 have been restated to reflect the amortization of the incremental yield applicable for the nine months ended September 28, 1996. As a result, interest expense and net loss for the nine months ended September 28, 1996 increased by $4,200,000 and loss per common share increased by $.91.

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

(2)  Operations and Liquidity

     During the fourth quarter of 1996 and the first nine months of 1997, the Company borrowed $1,270,000 and $2,250,000, respectively, from the then Chairman of its Board of Directors, certain trusts benefiting his family, and an unaffiliated investor. These loans are represented by certain 10% Series A Convertible Notes (the "Series A Notes").

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

     The Series A Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. These notes are subordinated to amounts owed by Tanon to IBJ Schroder Bank & Trust Company("Schroder") ("Schroder Loan Facility"), and the ability of Tanon to distribute or loan funds to the Company to make interest payments on the Series A Notes is restricted pursuant to the Schroder Loan Facility.

     In addition, during January 1997, the Company borrowed $1,000,000 from each of two parties, Ace Foundation, Inc. ("Ace") and Millenco, LP ("Millenco"). These loans were repaid in May 1997. In consideration for such loans, the Company granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant"). Management charged the estimated value of these warrants, $175,000, to expense in the first quarter of 1997.

     The Company also sold convertible notes (the "6% Notes") in the aggregate amount of $4,500,000 in April 1997. These notes bear interest at 6% per annum payable quarterly and have a maturity date of April 30, 1999. The Company has granted piggyback registration rights to the note holders. The notes originally provided that if the shares underlying the convertible notes are not covered by an effective registration statement and listed on the NYSE within one hundred and twenty days, to pay a ten percent penalty, and the holders may accelerate the entire balance of the notes. In consideration of an extension until December 1, 1997 of that deadline the Company has agreed to modify the conversion price to a conversion price per share equal to the lesser of (i) three dollars and thirty nine and one half cents ($3.395) per share or (ii) seventy six and one half percent (76.5%) of the volume weighted average price of the Company's Common Stock as traded on the NYSE for the five days preceding the date of notice to the Company that the holder wishes to exercise its conversion right.

     In April and July 1997, the Company borrowed a total of $1,000,000 from an unaffiliated investor. This loan is represented by certain 10% Series B Convertible Notes (the "Series B Notes") issued by the Company. The Series B Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $2.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering. The Company has the option to make interest payments to the holders of the Series B Notes in Common Stock of the Company at the conversion price described above.

     The Series B Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. These notes are subordinated to amounts owed by Tanon to Schroder and the ability of Tanon to distribute or loan funds to the Company to make interest payments on the Series B Notes is restricted pursuant to the Schroder Loan Facility.

     The Company in April 1997, arranged for standby financing of up to $4,500,000 to provide additional working capital. This commitment was originally irrevocable until April 1, 1998 and was to be reduced based on the proceeds the Company received from the sale of its shares of common stock of Aydin and from any additional equity or convertible debt financing. The Company has issued warrants exercisable at $4.125 per share for 600,000 shares as of April 18, 1997 in consideration of this commitment and an additional 200,000 shares as of June 10, 1997 also exercisable at $4.125 per share. The estimated value of these warrants, $800,000, was charged to expense in the second quarter of 1997. The Commitment was terminated in June 1997.

     The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If the Company's results of operations at Tanon are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without raising additional capital or a significant financial restructuring, which could include a major reduction in general and administrative expenses and liquidation of assets involving sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations or that the Company would be successful in raising additional capital. The financial statements do not reflect any adjustments that might result from the restructuring and other measures being unsuccessful. For further discussion see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company has incurred significant losses and had negative cash flows from operations in each of the last six years and in the nine months ended September 27, 1997. The Company's financial projections indicate that net losses and negative cash flows may continue for the remainder of 1997. The Company is, however, forecasting an increase in sales during the fourth quarter of 1997 resulting from the Company's recent success in attracting new customers as well as retaining existing customers. Management believes such increase will result in an improvement in cash flows from operations, and that such increase, along with its cash on hand and availability under its line of credit will provide sufficient capital to meet its capital needs through year end 1997.

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

(3)  Investment in Aydin Corporation ("Aydin")

     On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin (the "Aydin Shares"), a New York Stock Exchange listed company (symbol, AYD), for $18 per share in a private purchase from the then Chairman and Chief Executive officer of Aydin.

     During May, 1997, the Company sold 500,000 of the Aydin Shares at $10.75 per share for a total of $5,375,000 to a group of investors introduced to the Company by the Chairman of Aydin. The Company used some of the proceeds to pay off the two promissory notes (described in Note 2,above) secured by the Aydin Shares. In June, 1997 the remaining 96,927 Aydin Shares were sold, also at $10.75 per share. The resulting gain of $820,000 is reflected in Other Expenses.

     The Company has also agreed to provide consulting services to Aydin for three years in assisting Aydin in soliciting customers internationally and exploring strategic joint ventures. In exchange for those services, the Company has received a warrant to purchase 200,000 shares of Aydin common stock, one-half at an exercise price of $12.10 per share and one-half at an exercise price of $13.20 per share. On September 26, 1997, the closing price of the Common Stock of Aydin as reported by the New York Stock Exchange was $11.875 per share. This warrant expires in May, 2000.

(4)  Joint Venture with Israel Aircraft Industries, Ltd. ("IAI").

     The Company has determined that its joint venture with IAI (the "Joint Venture") conducted through its partially owned subsidiary EATI is not an essential element of its core strategy and has signed a preliminary letter of intent to sell its interest in the Joint Venture.

(5)  Tri-Star Technologies Co., Inc.

     On December 23, 1996, the Company signed letters of intent to acquire Tri-Star Technologies Co., Inc. ("Tri-Star") and the approximately 120,000 square foot building and real property occupied by Tri-Star in Methuen, Massachusetts. In May, 1997, the Company and Tri-Star jointly announced that they had decided to terminate discussions concerning the possible acquisition of Tri-Star by the Company. A non-refundable deposit of $1 million paid in January 1997 by the Company to Tri-Star was written off to Other Expenses.

(6)  Restructuring

     During 1996, the Company decided to sell its interest in the Joint Venture with IAI, cease making advances to BarOn Technologies, Ltd. (in which the Company owns a one-third interest), discontinue the business combination discussions with Aydin and decided to focus its resources on the business of providing contract manufacturing services. As a result, the Company determined in the second quarter of 1997 that it would be necessary to restructure its senior management and Board of Directors ( see PART II - OTHER INFORMATION, Item 5.). In addition, the Company has closed its Philadelphia office and consolidated the activities previously handled at such office, and the staff at such office, with the offices of Tanon in West Long Branch, New Jersey.

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

(7)  Contingencies

     There is a lawsuit presently pending which involves environmental claims against EAI, namely, the Lemco Associates lawsuit. The Company on a regular basis reviews and updates its public disclosure with respect to this litigation. As previously reported, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action (the "Lemco Suit") against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and seeking damages in unspecified amounts. EAI filed a response to the complaint in which it denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and crossclaims against co-defendants and others for indemnification and contribution.

     In 1947, the Company purchased land in North Long Branch, New Jersey on which it subsequently built a number of buildings and conducted a number of industrial operations. In 1954 it built a building known as Building 11 on that land. From the mid-1950's through 1977, the Company conducted finishing operations such as metal plating and painting on that site using, among other machinery, a degreaser to clean metal components using a variety of solvents. In 1977, EAI leased Building 11 to a company called Comax, Inc. ("Comax") which then began operations in the building. In 1977, Comax, with technical advice from EAI filled the degreaser with solvents and used it at least once. Comax then capped the degreaser without removing the solvents and did not use it again. In 1979, EAI sold the property and all the buildings on the site to Lemco for approximately $400,000. Comax continued to operate on the site until 1984 under a lease from Lemco.

     Between 1977 and the time it ceased operations on the site, Comax was cited by local authorities for a range of environmental violations. Building 11 was demolished in or about 1991. Evidence indicates that at the time of the removal the degreaser was empty. EAI believes that, between the time it was capped in 1977 and the time of its removal the chemicals leached out gradually over time or the chemicals were spilled at the site before or after the removal of the degreaser.

     The Company believes that Lemco was aware at the time of its purchase of the site from EAI that some of the underground gasoline storage tanks on the site had leaked and that there had been previous spills of hazardous materials on the site.

     Lemco's environmental consultants have analyzed the data from test wells on the site and have concluded using a mathematical analysis and a modeling analysis that TCE contamination occurred between 1959 and 1974 and that PCE contamination occurred no later than 1968. The Company's environmental consultants have analyzed the data from the same test wells on the site and have concluded that based on a similar modeling analysis an initial TCE release to the aquifer occurred in the mid 1970's to the late 1980's and a release of PCE occurred from the mid 70's to the mid 80's. Their mathematical analysis also indicates that TCE was most likely released to the aquifer in the mid 1980's and unlikely to have been released before 1977. In addition, the evidence that would be presented at trial by EAI is consistent with that conclusion.

     The damages sought in the Lemco Suit are (I) recovery for the decreased value of the property, (ii) recovery for the cost to remediate the contamination on the property, and (iii) prejudgement interest and expert fees.

     In 1988, Lemco signed an agreement of sale for the property subject to various contingencies for a price of approximately $4 million. Further, Lemco has provided the Company with appraisal reports made by a real estate appraisal company engaged by Lemco in connection with the Lemco Suit. The reports state that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and that the value of the property as of April 14, 1995 was $960,000. Lemco purchased the property in question in 1979 for approximately $400,000.

     By letter dated January 22, 1997, Lemco provided the Company with a statement of its remediation costs to that date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in the Lemco Suit. Specifically, Lemco claims that it has expected approximately $609,000 in remediation costs, including fees for legal oversight and consultation and estimates that its future remediation costs will amount to approximately $5,000,000. This estimate has been made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation, as well as anticipated costs and fees for legal oversight and consultation. The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are overstated. The Company's experts have estimated the cost of remediation as approximately $2.4 million.

     The Company has been vigorously defending this matter by, among other things, asserting that the contamination was caused partially or completely by Comax, not EAI, and that Lemco's damage figure is substantially overstated. To the extent that it is determined that Comax contaminated the site during its tenancy with the Company from 1977 to 1979, then the Company may be held liable for such contamination as owner of the site at the time of the contamination. The Company will pursue its claim for indemnity against Comax in the event said liability is established. Additionally, the Company has participated in court ordered mediation in an effort to explore opportunities for settlement. Contemporaneously with the institution of the Lemco Suit, the Company made a demand upon its insurance carriers for coverage for the claims by Lemco. The Company's insurance carriers in 1992 agreed to pay 71% of its defense costs under a reservation of rights and have made partial payments for the period beginning on the date of the Lemco Suit to the date hereof.

     Although the Company's insurance carriers have not formally denied coverage or refused to provide a defense for the Company, the Company believed that settlement or other resolution of the Lemco Suit would be more likely with the active participation of the insurance carriers. As a result, by court order sought by the Company and granted on September 23, 1997, (i) the carriers were added as third party defendants in the Lemco Suit, (ii) the court ordered expedited discovery with respect to the insurance claim,
     (iii) the court scheduled a settlement conference for December 22, 1997 and
     (iv) the court has set a new trial date of January 5, 1998.

     Management of the Company believes that the range of possible loss by the Company in this matter is approximately $250,000 to $9,000,000. This range excludes prejudgment interest, if any, but includes costs and expenses, such as legal and expert fees. In the quarter ended September 27, 1997, the Company established a reserve to cover anticipated legal and expert fees in connection with the Lemco Suit. Management of the Company believes that the reserves it has established, together with its insurance coverage, should be sufficient to cover the costs of defending or settling the Lemco Suit and the potential losses that could be incurred by the Company in connection with the Lemco Suit. No assurance can be given that the costs incurred by the Company, or a potential award of damages against the Company, will not exceed Management's current estimates, or that the insurance recovery, if any, and available resources of the Company will not be less than the current estimates of Management.

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

     On December 23, 1996, the Company's contract manufacturing subsidiary, Tanon, signed a binding letter of intent to acquire Tri-Star and in January, 1997 placed an initial non-refundable deposit of $1.0 million toward the purchase of Tri-Star. In May, 1997 the Company and Tri-Star mutually agreed to terminate the acquisition discussions and the $1.0 million deposit was written off to Other Expenses.

     As a result of the decisions to sell its interest in the Joint venture with IAI, cease making advances to BarOn Technologies, Ltd. (in which the Company owns a one-third interest), discontinue the business combination discussions with Aydin and to refocus its resources on the business of providing contract manufacturing services, the Company determined in the second quarter of 1997 that it would be necessary to restructure its senior management and Board of Directors ( see PART II -- OTHER INFORMATION, Item 5.). In addition, the Company has closed its Philadelphia office and consolidated the activities previously handled at such office, and the staff at such office, with the offices of Tanon in West Long Branch, New Jersey.


Results of Operations

     During the first nine months of 1997, the Company's sales and cost of sales decreased in total value but cost of sales increased as a percentage of sales. Selling, general and administrative expenses decreased in total value but increased as a percentage of sales. The Company had a net loss of approximately $11,341,000 for the first nine months of 1997, which included non-recurring charges of approximately $5,266,000 consisting of $1,761,000 which represents the amortization of the fixed discount feature of convertible notes issued in April, 1997, a charge of approximately $175,000 representing the value of warrants granted in connection with borrowings by the Company in the aggregate principal amount of $2,000,000, a charge of $800,000 representing the value of warrants granted in April and June 1997 in connection with the standby financing commitment of $4,500,000, a charge of $1,260,000 for restructuring of senior management and the Board of Directors, a charge of approximately $1,020,000 for the write-off of the non-refundable deposit concerning the acquisition discussions held with Tri-Star, and the charge for $250,000 representing a provision for expenses and legal fees in connection with the Lemco Suit. This compared with a net loss of approximately $13,767,000 for the same period in 1996, which included non-recurring charges of approximately $6,650,000 consisting of a charge of approximately $4,200,000 which represents the amortization of the fixed discount feature of convertible notes issued in December 1995, May and June, 1996, $959,000 representing the charge to expense for purchased in-process research and development resulting from the Company's investment in Bar-On and the Joint Venture, $830,000 relating to the termination of merger discussions with Aydin Corporation, and a charge of $660,000 to increase the allowance for doubtful accounts primarily related to one customer.

     The decrease in sales to $52,545,000 in the first nine months of 1997 from $64,008,000 during the same period in 1996 resulted primarily from a decrease in the level of business conducted with the Company's three largest customers and, to a lesser extent, the phase-out of five customers, partially offset by sales to seven new customers. The Company chose to disengage from two of these customers, while the other three either began their own manufacturing or consolidated their manufacturing at another manufacturing company. Sales to the three large customers were unusually high during the first half of 1996 and then declined to less than normal levels during the second half of 1996. Sales volume to the three large customers began to improve in the first nine months of 1997 and the Company expects continued improvement for the remainder of 1997. The Company also expects an increase in sales to new customers for the remainder of 1997. Sales of $21,243,000 in the third quarter of 1997 increased from $17,595,000 during the same period in 1996, primarily due to an increase in sales to new customers and increases in sales to the Company's three largest customers.

     The Company has been informed by its largest customer that the customer intends to move the production of most of the components assembled by Tanon to facilities outside of the United States, which have lower labor costs. The customer has implemented such a move on two prior occasions on a trial basis, but has been unsatisfied with the quality, timeliness or responsiveness of the contract manufacturers that it used. During the first nine months of 1997, $21.6 million of revenues from that customer were included in the Company's sales. If this customer is successful in implementing a move offshore, sales to that customer of the product lines currently assembled by Tanon will begin decreasing significantly in the second or third quarter of 1998, and will continue to decrease into 1999. Management of the Company believes that the decrease in sales will be offset by sales to new customers and sales of additional product lines to that customer.


     Cost of sales decreased to $51,428,000 in the first nine months of 1997 from $61,170,000 in the same period in 1996 but increased, as a percentage of revenue to 97.9% in the first nine months of 1997 compared with 95.6% in the same period in 1996. The decline is primarily a result of the lower level of sales in the first nine months of 1997 as compared to the same period in 1996. A large percentage of cost of sales consists of fixed costs and, as a result, cost of sales as a percentage of revenue increases as revenue falls. Gross profit was approximately $1,100,000 for the first nine months of 1997, compared to approximately $2,800,000 for the same period in 1996, reflecting the decline in sales for the first nine months of 1997, as well as a slight increase in fixed overhead.

     Selling, general and administrative expenses decreased to approximately $7,255,000 in the first nine months of 1997 from approximately $8,348,000 in the same period in 1996. The decline was primarily a result of decreased holding company expenses in 1997 and a reduction in expenses at Tanon. Selling, general and administrative expenses during the first nine months of 1997 included approximately $1,260,000 in restructuring charges in connection with changes in directors and senior management and the charge for $250,000 representing a provision for expenses and legal fees in connection with the Lemco Suit. Selling, general and administrative expenses increased as a percentage of revenue to 13.8% in the first nine months of 1997 from 13.0% in the same period in 1996, primarily due to the reduced sales in the first nine months of 1997. Selling, general and administrative expenses decreased to approximately $1,929,000 in the third quarter of 1997 from $3,783,000 in the third quarter of 1996 and also decreased as a percentage of revenue to 9.1% in the third quarter of 1997, compared with 21.5% in the same quarter in 1996. The decrease was primarily a result of two unusual charges in the 1996 period which did not recur in 1997 ($830,000 relating to the termination of merger discussions with Aydin Corporation, and a charge of $660,000 to increase the allowance for doubtful accounts primarily related to one customer). In addition, holding company expenses in 1997 were approximately $372,000 lower in the third quarter of 1997 than in the comparable period in 1996 and the 1997 results reflect a reduction in non-essential personnel at Tanon.

     Interest expense was $4,937,000 in the first nine months of 1997 as compared to $5,860,000 in the same period of 1996. The decline is primarily due to charges of $4,200,000 for the first nine months of 1996 representing the amortization of the fixed discount feature of convertible notes issued in December 1995 versus similar charges of $1,761,000 in the same period in 1997 (the latter relating to convertible notes issued in April 1997), the charge of $800,000 (representing the value of warrants granted in April and June 1997 in connection with the standby financing commitment of $4,500,000), a charge of $315,000 (representing the placement fee in connection with issuance of the $4.5 million convertible debentures in April 1997), and a charge of approximately $175,000 (representing the value of warrants granted in connection with borrowings by the Company in the aggregate principal amount of $2,000,000). Interest expense relating to revolving credit agreements, subordinated debt, and capitalized leases increased from approximately $1,612,000 in the first nine months of 1996 to approximately $1,833,000 in the first nine months of 1997 due to higher subordinated debt borrowings and capital leases in 1996 and 1997 offset by a decline in revolving credit borrowings. Interest expense for the third quarter of 1996 was $609,000 as compared to $667,000 for the same period in 1996. The decrease is substantially due to the pay down of the revolving credit facility with cash received from the sale of the Aydin stock.

     Interest income decreased $165,000 in the first nine months of 1997, as compared to the same period, respectively, in 1996. This decline resulted from a decision to pay down the revolving credit facility rather than investing the cash in short term investments generating a lower return.

     Other expenses decreased from approximately $1,657,000 in the first nine months of 1996 to approximately $320,000 in the first nine months of 1997. The 1997 nine month period included a gain of $820,000 from the sale of the Aydin common stock, gains from the sale of excess capital equipment of $140,000, offset by the expense relating to the write-off of the Tri Star investment of $1,020,000, a write-off of BarOn expenses of $152,000, bank fees and other related expenses of $147,000, and miscellaneous credits of $39,000. In the comparable period for 1996, Other expenses included the Company's share of BarOn's losses of $811,000, the write-down of the Company's Common Stock securing a note receivable of $432,000, and the Company's share of its loss incurred by the ITI Joint Venture of $150,000 and bank fees and related expenses of $156,000, as well as miscellaneous charges of $107,000.

     During 1996, the Company decided to sell its interest in the Joint venture with IAI, cease making advances to BarOn (in which the Company owns a one-third interest), discontinue the business combination discussions with Aydin and decided to focus its resources on the business of providing contract manufacturing services. As a result, the Company determined in the second quarter of 1997 that it would be necessary to restructure its senior management and Board of Directors (see PART II - OTHER INFORMATION, Item 5.). In addition, the Company has closed its Philadelphia office and consolidated the activities previously handled at such office, and the staff at such office, with the offices of Tanon in West Long Branch, New Jersey.

     The Company had recorded an aggregate provision of $600,000 in 1996 relating to certain of the above and recorded an additional provision of $1,260,000 in the second quarter of 1997 reflecting the estimated cost of hiring a new President and Chief Executive Officer, recruiting new members of the Company's Board of Directors, closing the Company's Philadelphia office and the acceleration of the vesting of certain options for former key executives and former members of the Board of Directors.

     The Company's consolidated backlog at September 27, 1997 was $45,911,000, as compared to $38,745,000 for the same period in 1996.

     The Company typically receives orders from its customers on a flexible schedule to meet the sales/delivery schedule to the ultimate consumer. These purchase orders specify delivery of product over periods ranging from as short as 30 days or as long as a year and are adjusted as the sales by the Company's customers to ultimate consumers change. The amount of inventory produced and stored on behalf of customers also varies from time to time. Consequently, the Company's backlog at the end of a period is not necessarily indicative of future shipments to those customers.

Liquidity and Capital Resources

     Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at September 27, 1997, as compared to the consolidated financial position of the Company at December 31, 1996. Net cash used by operations of $13,808,000 in the first nine months of 1997 increased by $8,343,000 from cash used in operations of $5,465,000 in the same period in 1996. Net cash used by operations was primarily the result of the net loss for the nine months ended September 27, 1997 and increases in accounts receivables and inventories resulting from increased levels of business, and a reduction in accounts payable as the Company paid its payables on a more timely basis beginning in the second quarter and continuing through the third quarter of 1997.

     Liquidity, as measured by cash and cash equivalents, increased to $1,565,000 at September 27, 1997 from $461,000 at December 31, 1996. Liquidity as measured by working capital, was a negative $4,449,000 at September 27, 1997 as compared with a negative working capital of $9,166,000 at December 31, 1996. The increase in working capital was primarily a result of the issuance of $7,750,000 of promissory notes and convertible notes, net of repayments, partially offset by the net loss for the first nine months of 1997. For the first nine months of 1997, revenue from contract manufacturing services decreased by $11,463,000 from $64,008,000 in the same period in 1996. Accounts receivable increased by $1,770,000 in the first nine months of 1997, reflecting the significant increase in revenue from contract manufacturing services, primarily in the latter part of the third quarter of 1997. Inventories also increased, by approximately $5,000,000, resulting from the increased levels of business and parts shortages resulting in delayed shipments.

     Cash flows from financing activities during the first nine months of 1997 amounted to $11,227,000 resulting primarily from the issuance of the 10% Series A Convertible Notes for $2,250,000, the issuance of the 10% Series B Convertible Notes for $1,000,000, the issuance of the 6% Convertible Notes for $4,500,000, the collection of $700,000 on a note receivable from a 1996 exercise of Class A and Class B Warrants, and the exercise of Warrants for $195,000, as well as the increase in the Schroder Loan Facility of approximately $1,720,000.

     Net cash in the amount of $3,685,000 was provided through investing activities for the first nine months of 1997. Funds in the amount of $6,425,000 were provided through the sale of 596,927 shares of Aydin common stock. Funds in the amount of $2,100,000 were used to purchase a new Fuji high speed surface mount line for the Company's New Jersey facility.

     The Company's primary credit facility is an asset based credit facility provided by Schroder to Tanon. Advances under the Schroder Loan Facility can only be used to fund the Company's electronic contract manufacturing operations which are now being conducted solely by Tanon. At September 27, 1997, $9,774,000 was outstanding under the Schroder Loan Facility which represented approximately 85% of the available funds, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At September 27, 1997, Tanon was in compliance with all of these requirements.

     The Company has incurred significant losses and had negative cash flows from operations in each of the last six years and in the nine months ended September 27, 1997. The Company raised approximately $10,000,000 in December, 1995 and $9,370,000 and $10,766,000 during 1996 and January 1, 1997 through
September 27, 1997, respectively, from the exercise of stock options and warrants, borrowings secured by the shares of Aydin owned by the Company and the sale of convertible notes and debentures. Among such capital raising activities, in December 1995, the Company completed the sale of 7% convertible notes of the Company in the aggregate principal amount of $10,000,000 to GFL Advantage Fund Limited and GFL Performance Fund Limited. As of this date $7,930,000 of such notes have been converted into 810,661 shares of the Company's Common Stock in accordance with their terms. In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing approximately 11.64% of the outstanding shares of common stock of Aydin (see Note 3 to Financial Statements in Part I of this Report). On August 19, 1996, GFL Performance Fund Limited transferred and assigned its

$2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, former Chairman of the Company and certain related family trusts (the "Note Holders"). In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain 7% convertible subordinated notes of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 to the Note Holders. These convertible notes had a maturity date of December 29, 1997 and were convertible into shares of the Company's Common Stock at the conversion price per share of $2.67. On February 6, 1997, the Company amended these convertible notes by (i) increasing the aggregate principal amount of such notes to $2,725,000 (the purchase price paid by the Note Holders for the convertible notes) and (ii) reducing the fixed conversion price of such notes to $1.50 per share, in return for the Note Holders foregoing interest and making available certain other loans to the Company. As of this date, $226,709 of such notes have been converted into 151,139 shares of the Company's Common Stock in accordance with their terms.

     The purchase of the Aydin common stock and advances to BarOn and EATI in 1996 resulted in the need to raise additional capital. In addition, the Company's contract manufacturing operations conducted through Tanon required additional working capital as a result of operating losses by Tanon and capital expenditures by Tanon.

     During the period beginning on October 25, 1996 and ending on April 10, 1997, the Company has borrowed a total of $3,520,000 from the then Chairman of its Board of Directors, certain trusts benefitting his family and unaffiliated investors. These loans are represented by certain 10% Series A Convertible Notes (the "Series A Notes") issued by the Company. The Series A Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering.

     The Series A Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. These notes are subordinated to amounts owed by Tanon to Schroder and the ability of Tanon to distribute or loan funds to the Company to make interest payments on the Series A Notes is restricted pursuant to the Schroder Loan Facility.

     In addition, during January 1997, the Company borrowed $1,000,000 from each of two parties, Ace and Millenco. These loans were repaid in May 1997. In consideration for such loans, the Company also granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant"). Management charged the estimated value of these warrants, $175,000, to expense in the first quarter of 1997.

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

     The Company in April 1997, arranged for standby financing of up to $4,500,000 to provide additional working capital. This commitment was originally irrevocable until April 1, 1998 and was to be reduced based on the proceeds the Company received from the sale of its shares of common stock of Aydin and from any additional equity or convertible debt financing. The Company has issued warrants exercisable at $4.125 per share for 600,000 shares as of April 18, 1997 in consideration of this commitment and an additional 200,000 shares as of June 10, 1997 also exercisable at $4.125 per share. The estimated value of these warrants, $800,000, was charged to expense in the second quarter of 1997. The Commitment was terminated in June 1997.

     During May 1997, the Company sold 500,000 shares of its Aydin shares at $10.75 per share for a total of $5,375,000 to a group of investors introduced to the Company by the Chairman of Aydin Corporation. The Company used some of the proceeds to pay off the two promissory notes from Ace Foundation, Inc. and Millenco, LP for $1,000,000 each. In June 1997, the remaining 96,927 shares of Aydin were sold, also at $10.75 per share. The resulting gain of approximately $820,000 is reflected in Other Expenses.

     The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If the Company's results of operations at Tanon are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without raising additional capital or a significant financial restructuring, which could include a major reduction in general and administrative expenses and liquidation of assets involving sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations or that the Company would be successful in raising additional capital. The financial statements do not reflect any adjustments that might result from the restructuring and other measures being unsuccessful.

     The Company has incurred significant losses and had negative cash flows from operations in each of the last six years and in the nine months ended September 27, 1997. The Company's financial projections indicate that net losses and negative cash flows may continue for the remainder of 1997. The Company is, however, forecasting an increase in sales during the fourth quarter of 1997 resulting from the Company's recent success in attracting new customers as well as retaining existing customers. Management believes such increase will result in an improvement in cash flows from operations, and that such increase, along with its cash on hand and availability under its line of credit will provide sufficient capital to meet its capital needs through year end 1997.

     At September 27, 1997, the Company had accounts payable of $13,947,000 of which approximately $812,000 had been outstanding for over 90 days. This compares with $14,702,000 of accounts payable at December 31, 1996, of which approximately $2,281,000 had been outstanding for over 90 days.

     The Company's Common Stock is currently listed and trading on the New York Stock Exchange ("NYSE"), however, since September 11, 1991, the Company has not been in compliance with one or more of the criteria necessary for continued listing on the NYSE. As of the date of this Report, the Company believes that it is in compliance with all of the NYSE's continued listing criteria, with the exception of the minimum net tangible assets available to Common Stock of $12,000,000 and minimum average earnings of $600,000 for each of the last three fiscal years. The NYSE has informed the Company each time that it listed additional shares on the NYSE between March 1995 and December 1996, that it was considering the appropriateness of continued listing of the Company's Common Stock. The Company currently has a listing application that is being reviewed by the NYSE. Management of the Company has discussed these issues with the NYSE during a series of meetings and phone conferences, which have included presentations on the Company's business plans and forecasts, from September 1991 through November 1997. If the Company's Common Stock is delisted from the NYSE, or the listing application is not approved, it could have a material adverse effect on the price and liquidity of the Company's Common Stock and the Company's ability to raise capital from the sale of equity.

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

     The Company believes its business is affected by seasonal factors, based on its customer's ordering patterns, and that the fourth quarter typically represents a seasonal peak period, to be followed by reduced activity in the first quarter of the following year. Therefore the Company's sales and net income may vary from quarter to quarter, depending primarily upon the timing of manufacturing orders and related shipments to customers. The operating results for any particular quarter may not be indicative of results for any future quarter.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which is effective for fiscal 1997. This statement establishes accounting standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. The Company's reported loss per share is equivalent to basic loss per share under the new standard. The Company is not required to present diluted per share amounts because it has incurred a net loss.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Lemco Associates. There is a lawsuit presently pending which involves environmental claims against EAI, namely, the Lemco Associates lawsuit. The Company on a regular basis reviews and updates its public disclosure with respect to this litigation. As previously reported, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action (the "Lemco Suit") against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and seeking damages in unspecified amounts. EAI filed a response to the complaint in which it denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and crossclaims against co-defendants and others for indemnification and contribution.

     In 1947, the Company purchased land in North Long Branch, New Jersey on which it subsequently built a number of buildings and conducted a number of industrial operations. In 1954 it built a building known as Building 11 on that land. From the mid-1950's through 1977, the Company conducted finishing operations such as metal plating and painting on that site using, among other machinery, a degreaser to clean metal components using a variety of solvents. In 1977, EAI leased Building 11 to a company called Comax, Inc. ("Comax") which then began operations in the building. In 1977, Comax, with technical advice from EAI filled the degreaser with solvents and used it at least once. Comax then capped the degreaser without removing the solvents and did not use it again. In 1979, EAI sold the property and all the buildings on the site to Lemco for approximately $400,000. Comax continued to operate on the site until 1984 under a lease from Lemco.

     Between 1977 and the time it ceased operations on the site, Comax was cited by local authorities for a range of environmental violations. Building 11 was demolished in or about 1991. Evidence indicates that at the time of the removal the degreaser was empty. EAI believes that, between the time it was capped in 1977 and the time of its removal the chemicals leached out gradually over time or the chemicals were spilled at the site before or after the removal of the degreaser.

     The Company believes that Lemco was aware at the time of its purchase of the site from EAI that some of the underground gasoline storage tanks on the site had leaked and that there had been previous spills of hazardous materials on the site.

     Lemco's environmental consultants have analyzed the data from test wells on the site and have concluded using a mathematical analysis and a modeling analysis that TCE contamination occurred between 1959 and 1974 and that PCE contamination occurred no later than 1968. The Company's environmental consultants have analyzed the data from the same test wells on the site and have concluded that based on a similar modeling analysis an initial TCE release to the aquifer occurred in the mid 1970's to the late 1980's and a release of PCE occurred from the mid 70's to the mid 80's. Their mathematical analysis also indicates that TCE was most likely released to the aquifer in the mid 1980's and unlikely to have been released before 1977. In addition, the evidence that would be presented at trial by EAI is consistent with that conclusion.

     The damages sought in the Lemco Suit are (I) recovery for the decreased value of the property, (ii) recovery for the cost to remediate the contamination on the property, and (iii) prejudgement interest and expert fees.

     In 1988, Lemco signed an agreement of sale for the property subject to various contingencies for a price of approximately $4 million. Further, Lemco has provided the Company with appraisal reports made by a real estate appraisal company engaged by Lemco in connection with the Lemco Suit. The reports state that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and that the value of the property as of April 14, 1995 was $960,000. Lemco purchased the property in question in 1979 for approximately $400,000.

     By letter dated January 22, 1997, Lemco provided the Company with a statement of its remediation costs to that date, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in the Lemco Suit. Specifically, Lemco claims that it has expected approximately $609,000 in remediation costs, including fees for legal oversight and consultation and estimates that its future remediation costs will amount to approximately $5,000,000. This estimate has been made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation, as well as anticipated costs and fees for legal oversight and consultation. The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are overstated. The Company's experts have estimated the cost of remediation as approximately $2.4 million.

     The Company has been vigorously defending this matter by, among other things, asserting that the contamination was caused partially or completely by Comax, not EAI, and that Lemco's damage figure is substantially overstated. To the extent that it is determined that Comax contaminated the site during its tenancy with the Company from 1977 to 1979, then the Company may be held liable for such contamination as owner of the site at the time of the contamination. The Company will pursue its claim for indemnity against Comax in the event said liability is established. Additionally, the Company has participated in court ordered mediation in an effort to explore opportunities for settlement. Contemporaneously with the institution of the Lemco Suit, the Company made a demand upon its insurance carriers for coverage for the claims by Lemco. The Company's insurance carriers in 1992 agreed to pay 71% of its defense costs under a reservation of rights and have made partial payments for the period beginning on the date of the Lemco Suit to the date hereof.

     Although the Company's insurance carriers have not formally denied coverage or refused to provide a defense for the Company, the Company believed that settlement or other resolution of the Lemco Suit would be more likely with the active participation of the insurance carriers. As a result, by court order sought by the Company and granted on September 23, 1997, (i) the carriers were added as third party defendants in the Lemco Suit, (ii) the court ordered expedited discovery with respect to the insurance claim, (iii) the court scheduled a settlement conference for December 22, 1997 and (iv) the court has set a new trial date of January 5, 1998.

     Management of the Company believes that the range of possible loss by the Company in this matter is approximately $250,000 to $9,000,000. This range excludes prejudgment interest, if any, but includes costs and expenses, such as legal and expert fees. In the quarter ended September 27, 1997, the Company established a reserve to cover anticipated legal and expert fees in connection with the Lemco Suit. Management of the Company believes that the reserves it has established, together with its insurance coverage, should be sufficient to cover the costs of defending or settling the Lemco Suit and the potential losses that could be incurred by the Company in connection with the Lemco Suit. No assurance can be given that the costs incurred by the Company, or a potential award of damages against the Company, will not exceed Management's current estimates, or that the insurance recovery, if any, and available resources of the Company will not be less than the current estimates of Management.

     Discovery in the Lemco Suit is ongoing.

PART II - OTHER INFORMATION

ITEM 4. STOCKHOLDERS MEETING

     The following information is provided with respect to the Annual Stockholders Meeting of the Company.

     a)   Held: August 22, 1997

     b)   Directors Elected:

                                                              NO. OF VOTES
                                        VOTES                  WITHHOLDING
                                         FOR                    AUTHORITY
                                      ---------               ------------
     Edward A. Blechschmidt           4,805,974                  95,229
     Frank G. Brandenberg             4,809,752                  91,451
     Bryan I. Finkel                  4,809,856                  91,347
     Ross W. Manire                   4,809,452                  91,751
     Ronald Verdoorn                  4,809,642                  91,561

     c)   Other Matters Voted on by Shareholders:

     1. To amend the Company's Equity Incentive Stock Option Plan to increase the number of shares of Common Stock of the Company reserved for issuance under such plan from 2,250,000 to 5,000,000 shares.


             VOTES                 VOTES
              FOR                 AGAINST                    ABSTAINING

           4,400,891              478,557                      21,755

     2. To amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 12,500,000 shares to 35,000,000.

             VOTES                 VOTES
              FOR                 AGAINST                    ABSTAINING

           4,597,420              282,041                      21,742

     3. To ratify the selection of Arthur Andersen LLP as the Company's auditors for the fiscal year 1997.


             VOTES                 VOTES
              FOR                 AGAINST                    ABSTAINING

           4,845,874              37,790                       19,539

ITEM 5. OTHER INFORMATION

     In May 1997 the Company restructured its senior management and Board of Directors. The Company engaged Frank G. Brandenberg as President and Chief Executive Officer replacing Irwin L. Gross in those positions. In June 1997, Jules M. Seshens, Executive Vice President and Paul E. Finer, Vice President and President of Tanon resigned from their respective positions as executive officers of the Company. In July 1997, the then current members of the Board of Directors resigned and were replaced by four outside, independent directors, as well as Frank G. Brandenberg, current President and CEO of EA Industries, Inc. In August 1997, Mr. Shrawan K. Singh and Mr. Kenneth W. Cannestra joined EA Industries, Inc. Board of Directors, increasing the total number of EAI directors from five to seven. Mr. Cannestra has agreed to serve as Chairman of the Board. On October 14, 1997, Mr. Stanley O. Jester exercised his right pursuant to his employment agreement to resign as chief financial officer of the Company and to receive a severance package as a result of the move of the executive offices of the Company to West Long Branch, New Jersey and Mr. James Crofton joined EA Industries, Inc. as Chief Financial Officer.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 27, Financial Data Schedule


     (b) The registrant filed the following Form 8-K during the quarter for which this report is filed:

A Form 8K was filed by the Company on September 23, 1997 reflecting disclosure under ITEM 5. Other Events. The Company discussed the presently pending lawsuit which involves environmental claims against EAI, namely, the Lemco Associates lawsuit. Reference should be made to PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS, above .

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EA INDUSTRIES, INC.
                                           (Registrant)


Date: November 11, 1997                 By: /s/ James Crofton
                                            ------------------
                                            James Crofton
                                            Vice President - Finance
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Chief Accounting Officer)