Form 10-K
period 1997-12-31
EA INDUSTRIES INC /NJ/
filed 1998-03-13
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission file number 1-4680

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $57,515,755 as of March 6, 1998.

     As of March 6, 1998, there were 10,457,410 outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in June 1998 -Part III.

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

     Recent Developments

     Overview

     During 1997, the Company's sales decreased to approximately $76,511,000 from approximately $81,625,000 in 1996. The year to year decrease is attributable to decreased sales in the first half of 1997, which decreased approximately $15,111,000 (33%) from the sales during the first half of 1996. Revenues for the second half of 1997 increased approximately $9,997,000 (28%) from the sales during the second half of 1996. Cost of sales decreased in total value but increased 0.2% as a percentage of sales to 99.6% of sales. Selling, general and administrative expenses also decreased both in total value and as a percentage of sales.

     The Company had a net loss of approximately $18,062,000 for 1997, which included non-recurring charges of approximately $7,600,000, an inventory adjustment of approximately $1,500,000 and a gain on the sale of common stock of Aydin Corporation of approximately $821,000. This compared with a net loss of approximately $29,954,000 for 1996, which included non-recurring charges of approximately $12,400,000.

     Acquisition of SAI ("SAI" )

     The Company agreed in December 1997, subject to certain conditions, to purchase Service Assembly, Inc. ("SAI"), located in Wareham, Massachusetts, outside of Boston. The Company has agreed to pay $3,742,000 for SAI by delivering shares of its Common Stock to the owners of SAI (the "SAI Shareholders"), and has agreed to register such shares for resale by the SAI Shareholders ( the registration statement for such shares is referred to as the "SAI Registration Statement"). The acquisition of SAI will be accounted for as a purchase.

     SAI's net sales for the fiscal year ended October 31, 1997 were approximately $3,750,000 and its net income was approximately $178,000, including deductions for compensation and other payments to shareholders. SAI will become a wholly owned subsidiary of EA Industries, Inc., and the first TANON EXPRESS facility upon closing of the acquisition. Such facilities will be dedicated to quick turn and prototype electronic manufacturing services and will be located near customer engineering and manufacturing operations. They will be involved with customers early in the product development cycle and provide quick turn and short lot runs to meet the customer's needs during the final stages of product design and the early stages of product start up. As the product matures and the volume increases, production can be transferred to one of Tanon's volume manufacturing facilities at Fremont, California or West Long Branch, New Jersey. The Company's strategic plans include the purchase or startup of additional companies which will be operated as Tanon Express facilities with several satellites around each of these volume manufacturing factories.

     The Company has agreed to guarantee that the aggregate proceeds received by the SAI Shareholders during the twenty trading days after effectiveness of the SAI Registration Statement is at least equal to the number of shares of Common Stock sold multiplied by the volume weighted average price of the Common Stock at the time of effectiveness of the Registration Statement. This guarantee will determine the number of shares issued in payment of the Purchase Price. The Company is in no event obligated to issue more than 1,069,257 shares. If the proceeds of such stock sales are less than $3,742,000 the SAI Shareholders may elect (i) to deliver to the Company all proceeds they received from the sale of SAI shares and to rescind the sale of SAI or (ii) to retain the total sale proceeds from the 1,069,257 shares in full satisfaction of the Purchase Price.

Discontinued Investment Ventures

     In 1996 the Company purchased common stock of Aydin Corporation (the "Aydin Shares"), a New York Stock Exchange listed company (symbol, AYD), for $18 per share, for an aggregate of approximately $10.8 million. The Company and Aydin subsequently held discussions ending in October 1996 regarding a potential merger. In May and June 1997, the Company sold the Aydin Shares for approximately $6.4 million ($10.75 per share).

     On August 5, 1995, the Company entered into a joint venture with Israel Aircraft Industries, Ltd. ("IAI") to commercialize technology developed by IAI (the "Joint Venture"). The Company has determined that the Joint Venture is not an essential element of its core strategy and has been attempting to sell or otherwise dispose of its interest in the Joint Venture. The investment in the Joint Venture has been classified as an unconsolidated subsidiary held for sale in the Company's Consolidated Financial Statements.

     On January 16, 1995, the Company acquired an equity interest in BarOn Technologies, Ltd. ("BarOn"), a privately-owned Israeli corporation based in Haifa, Israel which was developing an electronic computer input device. During the fourth quarter of 1996 the Company determined that its investment and advances to BarOn were unrecoverable and charged those amounts to expense. BarOn is currently in liquidation proceedings and a receiver has been appointed in Israel to direct those proceedings. The Company does not expect to recover any material portion of its investment in BarOn.

     On December 23, 1996, the Company agreed to acquire Tri-Star Technologies, Inc. ("Tri-Star") and the approximately 120,000 square foot building and real property occupied by Tri-Star in Methuen, Massachusetts. In May, 1997, the Company and Tri-Star jointly announced that they had decided to terminate discussions concerning the possible acquisition of Tri-Star by the Company. A non-refundable deposit of $1,020,000 paid in January 1997 by the Company to Tri-Star was written off to Other Expenses.

Management Restructuring

     Between November 1996 and September 1997 the entire Board of Directors of the Company and substantially all of its executive officers resigned. Beginning in May 1997, the Company restructured its senior management and Board of Directors. First, the Company engaged Frank G. Brandenberg as President and Chief Executive Officer in May 1997. Second, between May and September 1997, all of the Company's officers except its General Counsel and Chief Financial Officer resigned. Third, in July and September 1997, the Company appointed six new outside directors, who together with the Chief Executive of the Company now constitute the Board of the Company. Finally, on October 14, 1997, the Company's Chief Financial Officer, Stanley O. Jester, exercised his right pursuant to his employment agreement to resign and receive a severance package as a result of the change in location of his office to West Long Branch, New Jersey. Mr.
Jester was replaced as Chief Financial Officer by James Crofton.

Reverse Stock Split

     On December 16, 1996, the Board of Directors of the Company approved and declared a one-for-four reverse stock split of the shares of Common Stock of the Company to be effective as of the close of business on December 27, 1996, so that each holder of record was entitled to receive one (1) share of no par value Common Stock of the Company for every four (4) shares of no par value Common Stock held by such person (the "Reverse Stock Split"). All references in this Report to shares, share prices, per share amounts and stock options and warrants have been adjusted to give retroactive effect to the Reverse Stock Split.

Capital Raised

     The Company has incurred significant losses and had negative cash flows from operations in each of the last seven years. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company has raised approximately $37 million from December, 1995 through February 28, 1998, from the exercise of stock options and warrants, the sale of the Aydin Shares, and the sale of convertible notes and debentures.

Contract Electronic Manufacturing

     The Company believes that original equipment manufacturers ("OEMs") have recognized that, by using contract electronic manufacturers, they can improve their competitive position, realize an improved return on investment, and concentrate in areas of their greatest expertise, such as research, product design and development, and marketing. In addition, contract electronic manufacturing allows OEMs to bring new products to market more rapidly and adjust more quickly to fluctuations in product demand; avoid additional investment in plant, equipment, and personnel; reduce inventory carrying and other overhead costs; and establish fixed unit costs over the life of a contract.

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

     The technology required to manufacture electronic products is becoming increasingly costly and complex. Traditionally, manufacturers used the so-called "through-hole" technology in assembling printed circuit boards. However, more recent technology, known as "surface-mount" technology ("SMT") has increased in prominence in the manufacture of these products and newer technology such as Ball Grid Array ("BGA") have gained acceptance in portions of product design.

     In the past several years, the Company has invested in new manufacturing equipment to accommodate the increased volume of SMT business, the introduction of BGA and the integration of procedures as promulgated by the Personal Computer Memory Card International Association("PCMCIA") . The SMT process is increasingly replacing the older, through-hole technology previously utilized in the assembly of printed circuit boards. SMT allows for production of a smaller circuit board, with greater component and circuit density, resulting in increased performance. Management believes that SMT and BGA will continue to constitute an increasing percentage of printed circuit board production and assembly and that various other new technologies providing further increases in performance will continue to be developed.

Customers and Marketing

     Most of the Company's sales are to industrial companies which use the Company's contract electronic manufacturing services to manufacture products for a variety of high-technology applications, including those for computers, telecommunications devices, high-quality graphics, and medical testing devices.

     Approximately eighty three percent (83%) of the Company's net sales during the year ended December 31, 1997 were derived from customers which were also customers of the Company during 1996. In 1997, the customers which accounted for more than 10% of the Company's net sales were Advanced Fibre Communications, Inc. ("AFC"), and Dialogic Corporation, which accounted for 35%, and 13% of net sales, respectively. The Company has been successful in 1997 in broadening its customer base, thereby reducing its dependence upon a few large customers. Since customer contracts can be canceled and purchase levels can be changed or purchases delayed at any time, the timely replacement of canceled, delayed or reduced contracts with new orders cannot be assured. In addition, substantially all of the Company's customers are in the computer, telecommunications and electronics industries which are each subject to rapid technological changes. Such technological changes could have a material adverse effect on the Company's major customers which, in turn, could have a material adverse effect on the Company's results of operations. Because the loss of one or more of these customers could have a material adverse effect on its operations, the Company maintains continuous dialogue with all its customers to ensure satisfactory quality and an on-time delivery service. Also, the Company's marketing programs are focused to identify and develop opportunities to provide contract electronic manufacturing services to new customers. In 1997, the Company expanded its customer base from 18 to 29 customers.

     The Company has been informed by its largest customer, AFC, that it intends to move the production of most of the components assembled by Tanon to facilities outside of the United States, which have lower labor costs. The customer has implemented such a move on two prior occasions on a trial basis , but has been unsatisfied with the quality, timeliness or responsiveness of the contract manufacturers that it used. During 1997, approximately $26.6 million of revenue from that customer was included in the Company's Net Sales. If AFC is successful in implementing a move offshore, sales to that customer of the product lines currently assembled by Tanon will decrease significantly in the second and third quarter of 1998, and will continue to decrease into 1999. The Company has been conducting discussions with this customer to obtain additional new business from this customer. Management of the Company believes that the decrease in sales will be more than offset by sales to new customers and sales of additional products to AFC, however, no assurance can be given that the expected increases in sales will occur and be reflected in the Company's operating results.

     Historically, the Company has had substantial recurring sales and long term relationships with existing customers. The Company employs a variety of marketing techniques for the sale of its services, including direct sales efforts by an in-house sales force, and the utilization of independent sales representatives. Current marketing efforts are aimed at obtaining long-term relationships with new customers, as well as maintaining its current customer base. Although the Company believes that its relations with its customers are good and that their business will continue, specific purchase orders are generally of less than one year in duration, and there is no assurance that future orders will be obtained. The volume of contract manufacturing business also depends upon the success of customers' sales.

     The Company's contract electronic manufacturing services in 1997 were provided to customers in the following markets in the approximate percentage of Company's sales, respectively, indicated :


MARKET SERVED                            PERCENTAGE OF 1997 SALES            CUSTOMERS REPRESENTING 10% OR
-------------                            ------------------------            -----------------------------
BY CUSTOMERS                                                                 MORE OF SALES
------------                                                                 -------------

Telecommunications                                 61%                       Advanced Fibre
                                                                             Dialogic Corporation
                                                                             Communications, Inc.,

Satellite Communications                           11%
Computers                                           7%
High Quality Graphics                               6%
Data Communication                                  6%
Medical  Devices                                    2%
Electronic Controls and other                       7%
                                                 ----

Total                                             100%
                                                 ====

Backlog

     The Company's backlog consists of purchase orders which typically are shipped within twelve months from time of receipt of the order. Because purchase orders may be accelerated or deferred by rescheduling or canceled by payment of cancellation charges, backlog does not necessarily reflect future sales levels. The Company's backlog at the end of 1997 was approximately $54,000,000. It is anticipated that substantially all of the 1997 year-end backlog will be delivered in 1998. The Company's backlog at the end of 1996 was $27,958,000.

     The Company typically receives orders from its customers on a flexible schedule to meet the sales/delivery schedule to the ultimate consumer. These purchase orders specify delivery of product over periods ranging from as short as 30 days or as long as a year and are adjusted as the sales by the Customer to the ultimate consumers change. Consequently, the Company's backlog at the end of a period is not necessarily indicative of future shipments to its customers.

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

Employees

     As of December 31, 1997, 1996 and 1995, the Company had 474, 449, and 514 total employees, respectively.

Quality Control

     The Company achieved "ISO 9000" certification for its West Long Branch manufacturing facility in 1995 and its Fremont, California facility in early 1996. International Standards Organization ("ISO") certification refers to a series of quality system standards adopted to ensure that companies worldwide are in compliance with a documented system of quality control processes and procedures. The Company is also certified to IPC A-610 Level 3 workmanship standards.

Suppliers

     The Company relies on third-party suppliers for components which it uses in its assembly processes. Components generally are ordered when the Company has a firm purchase order or letter of intent from a customer to purchase the completed assemblies. At various times in the electronics industry there have been shortages of these kind of components. In such cases, the Company often partially assembles a product and holds it in inventory until the parts for which there was a shortage become available. This increases the inventory costs of the Company which decreases its income and strains its capital resources. In addition, shipment delays defer sales by the Company to later time periods. However, the Company is not dependent upon a single source of supply for materials or components that it considers important to its business, because multiple suppliers are available for most important components or their substantial equivalent. If shortages occur in the future, the Company might be forced to delay manufacturing and shipments, which could have a material adverse effect on the Company's results of operations.

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

Contracts

     The Company's contracts provide for services to be performed primarily on a fixed-price basis, although change orders on large contracts are not unusual. The contracts and purchase orders usually may be accelerated or deferred by rescheduling or canceled by payment of cancellation charges and typically provide termination rights for customers, but upon such termination the Company would generally be entitled to reimbursement for allowable costs already incurred. The Company has no long-term contracts for the sale of services that are individually material.

Patents and Trademarks

     The Company does not hold any patent rights, nor does the Company believe that patent protection is an important competitive factor in its market. The Company has received federal trademark registration for the mark "EAI".

ITEM 2. PROPERTIES

     Currently, the Company's executive offices and the East Coast operating facility of Tanon are located at 185 Monmouth Parkway, West Long Branch, New Jersey 07764 at which the Company presently occupies approximately 90,000 square feet. Tanon occupies a facility with approximately 109,000 square feet at 46360 Fremont Boulevard, Fremont, California, through which it conducts production and administrative operations for its West Coast customers. See Note 4 of the Notes to Consolidated Financial Statements at Part II Item 8, of this Annual Report on Form 10-K for information regarding the rents payable under these leases.

ITEM 3. LEGAL PROCEEDINGS

     Lemco Associates

     The Company on a regular basis reviews and updates its public disclosure with respect to this litigation. As previously reported, in October , 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI , initiated an action (the "Lemco Suit"), against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and seeking damages in unspecified amounts. EAI filed a response to the complaint in which it denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and crossclaims against co-defendants and others for indemnification and contribution.

     In 1947, the Company purchased land in North Long Branch, New Jersey on which it subsequently built a number of buildings and conducted a number of industrial operations. In 1954 the Company built a building known as Building 11 on that land. From the mid - 1950's through 1977, the Company conducted finishing operations such as metal plating and painting on that site using, among other machinery, a degreaser to clean metal components using a variety of solvents. In 1977, EAI leased building 11 to a company called Comax, Inc. ("Comax"), which then began operations in the building. In 1977, Comax, with technical advice from EAI, filled the degreaser with solvents and used it at least once. Comax then capped the degreaser without removing the solvents and did not use it again. In 1979, EAI sold the property and all the buildings on the site to Lemco for approximately $400,000. Comax continued to operate on the site until 1984 under a lease from Lemco.

     Between 1977 and the time it ceased operations on the site, Comax was cited by local authorities for a range of environmental violations. Building 11 was demolished in or about 1991. Evidence indicates that at the time of removal the degreaser was empty. EAI believes that, between the time it was capped in 1977 and the time of its removal, the chemicals leached out gradually over time or the chemicals were spilled at the site before or after the removal of the degreaser.

     The Company believes that Lemco was aware at the time of its purchase of the site from EAI that some of the underground gasoline storage tanks on the site had leaked and that there had been previous spills of hazardous materials on the site.

     Lemco's environmental consultants have analyzed the data from test wells on the site and have concluded using a mathematical analysis and a modeling analysis that TCE contamination occurred between 1959 and 1974 and that PCE contamination occurred no later than 1968. The Company's environmental consultants have analyzed the data from the same test wells on the site and have concluded that based on a similar modeling analysis an initial TCE release to the aquifer occurred in the mid 1970's to the late 1980's and a release of PCE occurred from the mid `70's to the mid 80's. Their mathematical analysis also indicates that TCE was most likely released to the aquifer in the mid 1980's and unlikely to have been released before 1977. In addition, the evidence that would be presented at trial by EAI is consistent with that conclusion.

     The damages sought in the Lemco Suit are (i) recovery for the decreased value of the property, (ii) recovery for the cost to remediate the contamination on the property, and (iii) prejudgement interest and expert fees.

     In 1988, Lemco signed an agreement of sale for the property subject to various contingencies for a price of approximately $4 million. Further, Lemco has provided the Company with appraisal reports made by a real estate appraisal company engaged by Lemco in connection with the Lemco Suit. The reports state that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and that the value of the property as of April 14, 1995 was $960,000. Lemco purchased the property in question in 1979 for approximately $400,000 .

     Lemco has provided the Company with a statement of its remediation costs through December 18, 1997, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in the Lemco Suit. Specifically, Lemco claims that it has expended approximately $635,000 in remediation costs, including fees for legal oversight and consultation and estimates that its future remediation costs will amount to approximately $6,316,000. This estimate has been made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation, as well as anticipated costs and fees for legal oversight and consultation. The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are overstated. The Company's experts have estimated the cost of remediation as approximately $2.4 million.

     The Company has been vigorously defending this matter by, among other things, asserting that the contamination was caused partially or completely by Comax, not EAI, and that Lemco's damage figure is substantially overstated. To the extent that it is determined that Comax contaminated the site during its tenancy with the Company from 1977 to 1979, then the Company may be held liable for such contamination as owner of the site at the time of the contamination. The Company will pursue its claim for indemnity against Comax in the event said liability is established . Additionally, the Company has participated in court ordered mediation in an effort to explore opportunities for settlement . Contemporaneously with the institution of the Lemco Suit, the Company made a demand upon its insurance carriers for coverage for the claims by Lemco. The Company's insurance carriers in 1992 agreed to pay 71% of its defense costs under a reservation of rights and have made partial payments for the period beginning on the date of the Lemco Suit to the date hereof.

     Although the Company's insurance carriers have not formally denied coverage or refused to provide a defense for the Company, the Company believed that settlement or other resolution of the Lemco Suit would be more likely with the active participation of the insurance carriers. By court order, after request by the Company, (i) the carriers were added as third party defendants in the Lemco Suit, (ii) the court ordered expedited discovery with respect to the insurance claim, (iii) the court scheduled a settlement conference for April 7, 1998 and
(iv) the court has set a new trial date of May 5, 1998. Discovery in the Lemco Suit is ongoing.

     Management of the Company believes that the range of possible loss by the Company in this matter is approximately $250,000 to $10,300,000. This range excludes prejudgement interest, if any, but includes costs and expenses, such as legal and expert fees. In the third quarter of 1997, the Company established a reserve of $250,000 to cover anticipated legal and expert fees in connection with the Lemco Suit. Management of the Company believes that the reserves it has established, together with its insurance coverage , should be sufficient to cover the costs of defending or settling the Lemco Suit and the potential losses that could be incurred by the Company in connection with the Lemco Suit . No assurance can be given that the costs incurred by the Company , or a potential award of damages against the Company, will not exceed management's current estimates, or that the insurance recovery , if any, and available resources of the Company will not be less than the current estimates of management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     EAI's Common Stock is traded on the New York Stock Exchange ("NYSE"). The range of quarterly Common Stock price for 1997 and 1996 is as follows:


             1st Quarter                2nd Quarter                3rd Quarter                4th Quarter
------------------------------------------------------------------------------------------------------------------
            High      Low              High      Low              High      Low              High      Low
         -------------------        -------------------        -------------------        ------------------------
1997        5 7/8    1 5/8             4 1/2    3 3/8            9 3/16    2 5/8             8 3/4    5 1/4
1996       21 1/2     12              22 1/2     13                17       10                12      1 5/8   (1)


(1) Effective as of the close of business on December 27, 1996 , there was a one-for-four reverse stock split of the shares of Common Stock of the Company. All historical stock prices above and throughout this document have been restated to reflect the reverse stock split.

     There were approximately 3,897 record holders of the Company's Common Stock as of March 6, 1998.

     The Company has not had a profitable year since 1990, there have been no cash dividends declared since 1956 and no stock dividends declared since 1966. If the Company were to become profitable, it would expect that all of such earnings would be retained to support the business of the Company. Accordingly, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Moreover, certain financial covenants set forth in the Company's current loan agreement prohibit the Company from paying cash dividends.

     The Company's Common Stock is currently listed and traded on the NYSE, however, since September 11, 1991, the Company has not been in compliance with one or more of the criteria necessary for continued listing on the NYSE. The Company and the NYSE have had discussions with respect to this issue. As of the date of this Report, the Company believes that it is in compliance with all of the NYSE's continued listing criteria, with the exception of the minimum net tangible assets available to Common Stock of $12,000,000 and minimum average earnings of $600,000 for each of the last three fiscal years. To the Company's knowledge, as of the date hereof, the NYSE has not taken any affirmative action to delist the Common Stock, but, each time it has authorized the listing of additional shares on the NYSE (in letters dated March 29, 1995, March 14, 1996, August 29, 1996, December 16,

1996, December 27, 1996, January 5, 1998 and January 28, 1998) , and in a letter dated December 12, 1997, the NYSE has stated that it was considering the appropriateness of continued listing of the Company's Common Stock. Management of the Company have discussed this issue with the NYSE during a series of meetings and phone conferences from September 1991 through January 1998. The NYSE has indicated that continued listing is dependent, among other factors, upon the Company achieving the results set forth in the business plan submitted to the NYSE. The Company has achieved such results in all material respects to date, although no assurance can be given that it will continue to meet such goals in the future. If the Company's Common Stock is delisted from the NYSE, it could have a material adverse effect on the price and liquidity of the Company's Common Stock and the Company's ability to raise capital from the sale of equity.

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

ITEM 6.SELECTED FINANCIAL DATA


                             (Thousands of Dollars Except for Per Share Amounts, Common
                                     Shares Outstanding and Other Data)

                                                    1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------
                                                                            [Note 1]
                                                      [--------Note 4--------]
Operating Results:
  Net Sales from Continuing Operations           $  76,511    $  81,625    $  77,085    $  30,539    $  26,024
  Provision for Restructuing                     $    --      $    --      $    --      $   2,400    $    --
  Loss from Continuing Operations before Taxes   $ (18,062)   $ (29,954)   $ (30,894)   $  (4,784)   $  (5,348)
  Loss from Continuing Operations, Net           $ (18,062)   $ (29,954)   $ (30,894)   $  (4,784)   $  (4,664)
  Income from Discontinued Operations, Net       $    --      $    --      $    --      $    --      $   1,327
  Net Loss                                       $ (18,062)   $ (29,954)   $ (30,894)   $  (4,784)   $  (3,337)
  Income (Loss) Per Common Share:
    Continuing Operations (Note 3)               $   (2.15)   $   (6.24)   $  (10.01)   $   (3.79)   $   (7.04)
    Discontinued Operations                      $    --      $    --      $    --      $    --      $    2.00
    Net Loss (Notes 3 and 5)                     $   (2.15)   $   (6.24)   $  (10.01)   $   (3.79)   $   (5.04)
------------------------------------------------------------------------------------------------------------------
Financial Position:
  Current Assets                                 $  27,317    $  22,319    $  37,022    $  16,969    $   7,355
  Current Liabilities                            $  44,104    $  31,485    $  25,834    $  12,603    $   8,614
  Long Term Obligations                          $   4,859    $  12,400    $  16,028    $   2,998    $   4,694
  Working Capital                                $ (16,787)   $  (9,166)   $  11,188    $   4,366    $  (1,259)
  Net Equipment and Leasehold Improvements       $  10,804    $  10,522    $   8,048    $   2,719    $   3,603
  Total Assets                                   $  47,862    $  50,971    $  61,252    $  22,845    $  12,762
  Shareholders' Equity (Deficit)                 $  (1,101)   $   7,086    $  19,390    $   7,244    $    (546)
  Common Shares Outstanding (Note 3)                 9,431        5,601        4,011        2,027          665
  Book Value per Common Share (Notes 3and 5)     $   (0.12)   $    1.27    $    4.84    $    3.56    $   (0.84)
------------------------------------------------------------------------------------------------------------------
Other Data:
     Number of Shareholders of Record                3,897        4,152        4,254        4,447        4,600
     Number of Employees                               474          449          514          334          315
  Orders Received (Note 2)                       $ 102,142    $  62,400    $ 105,150    $  30,326    $  18,805
  Sales Backlog at Year-End                      $  53,589    $  27,958    $  47,305    $  19,240    $  19,453


Note 1- 1995 amounts include the impact of the Tanon Acquisition and the investments in BarOn and the Joint Venture (See Note 3 of the Notes to Consolidated Financial Statements at Part II, Item 8 of this Annual Report Form 10-K).

Note 2- Orders received in 1995 include $15,710,000 of Tanon backlog at December 31, 1994.

Note 3- The Board of Directors approved a one-for-four reverse stock split of the shares of Common Stock of the Company to be effective as of the close of business on December 27, 1996. The transaction had the effect of reducing the number of net shares outstanding to 5,600,632 shares from 22,402,528 shares. In addition, all references referring to shares, share prices and per share amounts have been adjusted to give retroactive effect to the one-for-four reverse stock split.

Note 4- The Company has decided to sell or otherwise dispose of its interest in the Joint Venture and, accordingly, such interest has been classified as an unconsolidated subsidiary held for sale in the Company's Consolidated Financial Statements . 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 5- In 1997, the Company adopted Statement No. 128, "Earnings Per Share". (See Note 9 to the Consolidated Financial Statements for further information).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     On January 4, 1995, the Company acquired Tanon, a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. In May 1996, the Company consolidated all of its contract electronic manufacturing business into Tanon.

     On January 16, 1995, the Company acquired an equity interest in BarOn, a privately-owned Israeli corporation based in Haifa, Israel. BarOn was a development stage company which has developed and was in the process of commercializing an electronic computer input device to directly digitize handwriting in a variety of languages, from any surface. During the fourth quarter of 1996 the Company determined that its investment and advances to BarOn were unrecoverable and charged those amounts to Other Expense.

     On August 8, 1995, the Company, through a 52.3 % owned subsidiary, entered into a Joint Venture Agreement with Israel Aircraft Industries, Ltd. ("IAI") to review, develop and exploit non-classified technological applications developed by IAI. The Company has decided to sell or otherwise dispose of its interest in the Joint Venture. The Joint Venture has been classified as an unconsolidated subsidiary held for sale.

     On May 6, 1996, the Company purchased 596,927 shares of the common stock of Aydin, representing approximately 11.64% of the outstanding common shares of Aydin. During May 1996, the Company initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. After due diligence and numerous discussions, the Company made an offer to merge with Aydin, however, Aydin's Board of Directors rejected the Company's final offer. The Company withdrew its offer on October 8, 1996 and terminated discussions with Aydin. During the fourth quarter of 1996 the Company decided to sell its investment in Aydin and wrote down the investment to its then estimated net realizable value of $5,605,000. In May and June 1997, the Company sold its entire investment in Aydin for approximately $6,426,000, resulting in a gain of $821,000 which is included in Other Expenses.

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

     In December 1997, the Company signed a purchase agreement to acquire Boston area based Service Assembly Inc. ("SAI"), a privately held electronic manufacturing services company engaged in custom engineering and prototype electronic manufacturing operations. SAI will become a wholly owned subsidiary of EA Industries, Inc. and the first TANON EXPRESS facility upon closing of the acquisition.

     In connection with its decisions to sell its interest in the Joint Venture, cease making advances to BarOn, discontinue the business combination discussions with Aydin and to refocus its resources on the business of providing contract manufacturing services, the Company determined in the second quarter of 1997 that it would be necessary to restructure its senior management and Board of Directors (see Item 1, BUSINESS-Introduction-Recent Developments Management Restructuring).

Results of Operations: 1997 compared to 1996

     During 1997, the Company's sales decreased to approximately $76,511,000 from approximately $81,625,000 in 1996. The year to year decrease is attributable to decreased sales in the first half of 1997, which decreased approximately $15,111,000 (33%) from the sales during the first half of 1996. Revenues for the second half of 1997 increased approximately $9,997,000 (28%) from the sales during the second half of 1996. Cost of sales decreased in total value but increased 0.2% as a percentage of sales to 99.6% of sales. Selling, general and administrative expenses also decreased both in total value and as a percentage of sales. The decrease in sales resulted primarily from a decrease in the level of business conducted with the Company's three largest customers and, to a lesser extent, the phase-out of five customers, partially offset by sales to seven new customers, and to a lesser extent by sales to 9 start-up customers. The Company chose to disengage from two of these customers, while the other three either began their own manufacturing or consolidated their manufacturing at another manufacturing company. Sales to the three largest customers were unusually high during the first half of 1996 and then declined to less than normal levels during the second half of 1996. Sales to existing customers in 1997 were approximately $63,300,000 and sales to new customers were approximately $13,200,000.

     The Company had a net loss of approximately $18,062,000 for 1997. In 1997, the Company established inventory reserves and charged off certain excess inventory pursuant to Management's revised strategy to more quickly dispose of or sell excess inventory to reduce carrying costs which resulted in charges to cost of sales totaling approximately $1,500,000, which is included in the net loss. The net loss also included a gain on the sale of the Aydin Shares of approximately $821,000 and an aggregate of approximately $7,600,000 in non-recurring charges consisting of:

o $1,761,000 representing the amortization of the fixed discount feature of convertible notes issued in April, 1997

o a charge of $800,000 representing the value of warrants granted in April and June, 1997, in connection with a standby financing commitment of $4,500,000

o a charge of $1,410,000 for restructuring of senior management and the Board of Directors

o a charge of approximately $1,020,000 for the write-off of the non-refundable deposit paid to Tri-Star

o a charge of $250,000 representing a provision for expenses and legal fees in connection with the Lemco Suit

o a charge of approximately $1,758,000 representing the write-off of a portion of certain intangible assets resulting from a decision that certain of the assets purchased as a part of the Tanon acquisition were no longer realizable and

o a charge of approximately $555,000 representing a 10% penalty and penalty interest charges relating to convertible notes issued in April, 1997.

     This compared with a net loss of approximately $29,954,000 for 1996, which included an aggregate of approximately $12,400,000 in non-recurring charges consisting of:

o approximately $5,200,000 for an unrealized loss on its investment in Aydin Corporation

o a charge of approximately $4,200,000 representing additional interest expense incurred in connection with the issuance of convertible debt

o a write-down of the Company's investment in the Joint Venture by $1,600,000 resulting from the Company's decision to sell or otherwise dispose of such investment

o charges of approximately $1,400,000 primarily representing the charge to expense of purchased in-process research and development resulting from the Company's investment in BarOn and the Joint Venture

     The Company has been informed by its largest customer, AFC, that it intends to move the production of most of the components assembled by Tanon to facilities outside of the United States, which have lower labor costs. The customer has implemented such a move on two prior occasions on a trial basis, but has been unsatisfied with the quality, timeliness or responsiveness of the contract manufacturers that it used. During 1997, approximately $26.6 million of revenue from that customer was included in the Company's net sales. If AFC is successful in implementing a move offshore, sales to that customer of the product lines currently assembled by Tanon will decrease significantly in the second and third quarter of 1998, and will continue to decrease into 1999. The

Company has been conducting discussions with this customer to obtain additional new business from this customer. Management of the Company believes that the decrease in sales will be more than offset by sales to new customers and sales of additional products to AFC, however, no assurance can be given that the expected increases in sales will occur and be reflected in the Company's operating results.

     Cost of sales in 1997 decreased to $76,204,000 from $81,145,000 in 1996 and increased as a percentage of revenue in 1997 to 99.6% compared with 99.4% in 1996. The decline is primarily a result of the lower level of sales in 1997 as compared to the same period in 1996. A large percentage of cost of sales consists of fixed costs and, as a result, cost of sales as a percentage of revenue increases as revenue falls. Gross profit was approximately $307,000 for 1997, compared to approximately $480,000 for the same period in 1996, indicative of the decline in sales in 1997, as well as a slight increase in fixed overhead.

     Selling, general and administrative expenses decreased to approximately $9,464,000 in 1997 from $11,379,000 in 1996. The decline was primarily a result of decreased holding company expenses in 1997 and a reduction in expenses at Tanon. Selling, general and administrative expenses in 1997 included approximately $1,410,000 in restructuring charges in connection with changes in the Company's Board of Directors and senior management and a charge for $250,000 representing a provision for expenses and legal fees in connection with the Lemco Suit. Selling, general and administrative expenses as a percentage of revenue decreased to 12.4% in 1997 as compared to 13.9% for the same period in 1996.

     Interest expense in 1997 was $6,459,000 compared to $7,559,000 in 1996. The decline is primarily attributable to a charge to interest expense in the amount of $4,200,000 in 1996 representing the amortization of the fixed discount feature of convertible notes and debentures issued in December 1995 and May and June 1996, as compared to similar charges of (i) $1,761,000 in 1997 (relating to convertible notes issued in April 1997), (ii) $800,000 (representing the value of warrants granted in April and June 1997 in connection with a standby financing commitment of $4,500,000), (iii) $315,000 (representing the placement fee in connection with the issuance of the $4.5 million convertible notes in April 1997), (iv) $87,000 (representing the value of a warrant granted in connection with borrowings by the Company in the aggregate principal amount of $1,000,000), (v) approximately $176,000 (representing the exercise of a put option on a warrant granted by the Company), and (vi) approximately $555,000 (representing the 10% penalty and penalty interest charges on the $4.5 million convertible notes). Interest expense relating to revolving credit agreements, subordinated debt, and capitalized leases increased from approximately $2,631,000 in 1996 to $2,760,000 in 1997 as a result of increased levels of debt, subordinated debt and capital leases.

     Interest income of $57,000 in 1997 decreased from $229,000 in 1996 as a result of Management's decision to pay down certain debt rather than investing the cash in short term investments.

     Other expenses decreased from approximately $5,186,000 in 1996 to $3,172,000 in 1997. Other expenses in 1997 included (i) the expense relating to the write-off of the Tri-Star deposit of $1,020,000, (ii) a write-off of additional goodwill of approximately $1,758,000, (iii) a write-off of BarOn expenses of $152,000, and (iv) a write-down of certain fixed assets held for disposal of approximately $390,000. In 1996, Other expenses included (i) the write-down of the Company's investment in the Joint Venture by $1,647,000 resulting from the Company's decision to sell or otherwise dispose of such investment, (ii) a decline by $907,000 in the market value of EAI Common Stock securing a non recourse note receivable, (iii) a write-off of fixed assets of $563,000, (iv) an increase of approximately $450,000 in the Company's share of costs incurred by the Joint Venture, (v) unrealized losses of approximately $811,000 on marketable securities held by BarOn (arising from the Company's initial equity investment in BarOn), and (vi) a write-off of approximately $812,000 of expenses of BarOn based on the Company's equity holdings in BarOn.

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

     Cost of sales in 1996 increased to $81,145,000 from $76,422,000 in 1995 and increased as a percentage of revenue in 1996 to 99.4% compared with 99.1% in 1995. The increase in absolute terms was primarily due to the increase in revenues. The increase as a percentage of sales was primarily due to the low margins on one large initial contract with a new customer. Revenues from this customer in 1996 were approximately $4,000,000. The Company completed this contract at the end of 1996 and negotiated higher sales prices on a new contract with this customer in early 1997. The impact on cost of sales resulting from this contract was partially offset by a decline in material costs resulting from a market driven decline in prices of memory chips which are a component in many products assembled by the Company. Cost of sales as a percentage of revenue is impacted by margins on individual contracts and the total amount of revenues relative to fixed cost . The Company considers its margins on individual contracts to be acceptable. Therefore, a reduction in cost of sales as a percentage of revenue will result from an increase in sales in addition to improvements in other elements of cost of sales.

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

     Interest income of $229,000 in 1996 increased from $180,000 in 1995. The increase was a result of the investment of funds received from the sale of convertible notes in December 1995 in the amount of $10,000,000.

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

     The loss on investment is a result of the write-down of the Company's investment in Aydin Corporation by $5,156,000 due to a decline in the market price of Aydin common stock considered to be other than temporary.

     Other expenses in 1996 were $5,186,000 compared to $1,131,000 in 1995. The increase is primarily attributable to a write-down of the Company's investment in the Joint Venture by $1,647,000 resulting from the Company's decision to sell or otherwise dispose of such investment, a decline in the market value of EAI Common Stock securing a note receivable by $907,000, a write-off of fixed assets of $563,000 and an increase of approximately $350,000 in the Company's share of costs incurred by the Joint Venture .

Liquidity and Capital Resources:  1997

     Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at December 31, 1997, as compared to the consolidated financial position of the Company at December 31, 1996. Net cash used by operations of $13,189,000 in 1997 increased by $10,614,000 from cash used in operations of $2,575,000 in 1996. The increase in Net cash used by operations was primarily the result of the increases in accounts receivable and inventories resulting from increased levels of business during the second half of 1997.

     The Company's primary credit facility is an asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility") to Tanon. Advances under the Schroder Loan Facility can only be used to fund the operations of Tanon and are secured by substantially all of the assets of Tanon and a guarantee by the Company. At December 31, 1997, $8,654,000 was outstanding under the Schroder Loan Facility which represented approximately 80% of the available funds, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to fixed charges, and to maintain a minimum net worth. At December 31, 1997, Tanon was in compliance with all of these requirements, except the required minimum net worth. Schroder has agreed to waive such requirement for December 31,1997. Based on the Company's current projections, the Company would not be able to meet this requirement on December 31, 1998, however, management has had discussions with Schroder and has requested that Schroder adjust the required minimum net worth ratio to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1998.

     The Schroder Loan Facility provides for advances of up to $11,065,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000. The Schroder Loan Facility has a three-year term ending on April 30, 1999 and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%), per annum of the average unused portion of the Schroder Loan Facility.

     Liquidity, as measured by cash and cash equivalents, increased to $595,000 at December 31, 1997 from $461,000 at December 31, 1996. Liquidity as measured by working capital was a negative $16,787,000 at

December 31, 1997 as compared with a negative working capital of $9,166,000 at December 31, 1996. The decrease in working capital was primarily a result of the reclassification of an aggregate of $8,335,000 in convertible notes as current liabilities based on the right of the note holders to demand immediate repayment of these notes, as well as capital expenditures and losses from contract manufacturing during 1997, offset by the issuance of $7,750,000 of promissory notes and convertible notes (net of repayments) and the sale of the Aydin Shares. The Company's ability to generate internal cash flows results primarily from the sales of its contract electronic manufacturing services. The Schroder Loan Facility prohibits Tanon from distributing or loaning cash generated by contract manufacturing to EAI, except in certain very limited circumstances. For the year 1997, revenue from contract electronic manufacturing services decreased by $5,114,000 from $81,625,000 in the same period of 1996. Accounts receivable increased by $1,455,000 in 1997 (approximately 13%) as compared to 1996, while inventory increased by $3,107,000 (approximately 31%) as compared to 1996. These increases reflect the increased levels of business during the third and fourth quarter of 1997 as well as the significant increased level of backlog at December 31, 1997.

     Cash flows from financing activities during 1997 amounted to $10,210,000 resulting primarily from the issuance of (i) an aggregate of $2,250,000 in 10% Series A Convertible Notes, (ii) an aggregate of $1,000,000 in 10% Series B Notes, (iii) an aggregate of $4,500,000 in 6% Convertible Notes, and (i) the collection of $700,000 on note receivables related to earlier warrant exercises,
(ii) aggregate proceeds of $207,000 from the exercise of warrants, (iii) aggregate proceeds of $530,000 from the exercise of stock options, and (iv) an increase in borrowing under the Schroder Loan Facility of approximately $600,000
 .

     Net cash in the amount of $3,113,000 was provided by investing activities during 1997. Funds in the amount of $6,426,000 were provided by the sale of the Aydin Shares and approximately $3,313,000 was used to purchase equipment and make leasehold improvements including $2,100,000 used to purchase a new Fuji high speed SMT line for the Company's New Jersey facility.

     A substantial portion of the convertible securities issued by the Company are currently payable on demand or are due within one year. This includes certain 6% Notes, the Convertible Notes and the Amended Series A Notes (See Capital Raised), representing approximately $8.3 million in debt. The Company has filed a registration statement covering the shares issuable upon conversion of the 6% Notes. When that registration statement is declared effective, such notes will no longer be payable upon demand, and the Company expects those notes to be converted into equity in accordance with their terms. The Company has also scheduled a meeting of its shareholders for March 31, 1998 to approve of the revised terms of the Convertible Notes and the Amended Series A Notes. Assuming that the shareholders approve of such terms, such notes will no longer be payable upon demand, and the Company expects those notes to be converted into equity in accordance with their terms.

     The Company is forecasting a significant increase in sales for 1998 over 1997 based on improved sales and marketing including sales to new customers representing contracts signed in the second half of 1997, sales to existing customers and additional new customers. Management believes this increase will result in an improvement in cash flows from operations. In the past few years, the Company has extended the time in which it pays its payable to conserve its capital resources and to allow the Company to concentrate such resources on the costs associated with growth. Management of the Company has concluded that it would be advisable to increase its capital resources that would be available for contingencies and to bring the Company's timing on payment of payables to a level more consistent with standard practice in its industry. The Company may seek to raise additional debt or equity in the second or third quarters of 1998 to accomplish these goals. The Company expects, however, that available funds under the Schroder Loan Facility together with its available capital resources would be sufficient to fund its ongoing operations in a fashion consistent with its past practices, excluding any acquisitions made with cash. . In addition, continued expansion of the Company's customer base and execution of its strategy to become a full service provider by expanding "Tanon Express", internal development of additional service offerings, and select national and/or international acquisitions would also enhance cash flow. The Company's independent public accountants have issued their opinion in respect to the Company's 1997 Financial Statements modified with respect to uncertainties regarding the ability of the Company to continue as a going concern. The Financial Statements do not incorporate any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in implementing its plans, obtaining additional capital or achieving the results contained in their current plans and forecasts.

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

Capital Raised

     The Company has incurred significant losses and had negative cash flows from operations in each of the last seven years. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $37 million from December, 1995 through February 28, 1998, from the sale of convertible notes and debentures, the exercise of stock options and warrants, and the sale of the Aydin Shares.

     The GFL Notes

     Among its capital raising activities, in December 1995, the Company completed the sale of 7% convertible subordinated notes of the Company in the aggregate principal amount of $10,000,000 to GFL Performance Fund Limited ("GFL Performance Fund") and GFL Advantage Fund Limited ("GFL Advantage Fund"). GFL Advantage Fund and GFL Performance Fund converted $7,930,000 principal amount of such notes into 810,661 shares of the Company's Common Stock in accordance with their terms. On August 19, 1996, GFL Performance Fund Limited transferred and assigned its $1,025,000 outstanding principal amount note of the Company to a third party, unrelated to the Company, its management or to the GFL Funds who thereafter converted such note. Also, on August 19, 1996, GFL Advantage Fund transferred and assigned its $2,070,000 outstanding principal amount note of the Company to Irwin L. Gross, then Chairman of the Company and certain trusts benefiting his family (the "Gross GFL Note Holders") for a cash payment of $2,725,000. In connection with such assignment, the Company canceled the prior note held by GFL Advantage Fund and reissued certain Convertible Notes (the "Gross GFL Convertible Notes") of the Company in the aggregate principal amount of $2,070,000 due December 29, 1997 to the Gross GFL Note Holders. These Gross GFL Convertible Notes had a maturity date of December 29, 1997 and were convertible into shares of the Company's Common Stock at the fixed conversion price per share of $2.67 (pre Reverse Stock Split basis). On February 6, 1997, the Company amended the Gross GFL Convertible Notes (the "February GFL Convertible Notes") by (i) increasing the aggregate principal amount of such notes to $2,725,000 (the purchase price paid by the Gross GFL Note Holders) and
(ii) reducing the fixed conversion price of such notes to $1.50 per share. Such amendments were made in consideration of the Gross GFL Note Holders foregoing interest and making certain other loans to the Company. The rights of the holders of the February GFL Convertible Notes to receive additional shares of Common Stock as a result of lowering the cap on the conversion price to $1.50 per share was subject to listing of the additional shares on the New York Stock Exchange. The Gross GFL Note Holders subsequently sold February GFL Convertible Notes in the principal amount of $600,000 to an unaffiliated investor (the "Gross GFL Note Holders and this investor are referred to as the "GFL Note Holders"). In October

1997, the Gross GFL Note Holders exercised their conversion rights in accordance with the terms of the February Convertible Notes with respect to $226,709 in principal of the notes and received 151,139 shares of Common Stock.

     In January 1998, the Company and the GFL Note Holders agreed to amend (the "January 1998 Amendments") the terms of the February Convertible Notes as follows:

(i) to extend the maturity date of the February Convertible Notes to December 31, 1998;

(ii) to increase the conversion price to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of notice of conversion to the Company or (b) $5.00; and

(iii) to provide for interest payments in cash or shares of Common Stock at the conversion price at the option of the holders or the Company.

     These notes as amended in January 1998 are referred to as the "Convertible Notes". In consideration of the January 1998 Amendments the Company agreed to issue to the GFL Note Holders warrants (the "Gross Warrants") to purchase an aggregate of 483,393 shares of Common Stock at a price of $5.00 per share for a period of five years. The Gross Warrants are nondetachable and may not be sold, given or transferred separately from the Convertible Notes. The GFL Note Holders were also granted demand and piggyback registration rights for the Convertible Notes and the Gross Warrants.

     The New York Stock Exchange ("NYSE") formally informed the Company in late 1997, that because the amendments were made when Mr. Gross was a director of the Company, the listing on the NYSE of the shares of Common Stock issuable upon conversion of the Convertible Notes would be subject to approval by the shareholders of the Company. The Company has scheduled a special meeting of its shareholders on March 31, 1998 to vote on the January 1998 Amendments. If the shareholders do not approve the amended terms contained in the Convertible Notes the GFL Note Holders have the right to accelerate the payment of outstanding principal on the Convertible Notes with a twenty two percent (22%) penalty. In that case, the Company would be obligated to pay $3,048,000 to the note holders.

The Aydin Convertibles

     In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing the Aydin Shares. The 9% Convertible Debentures bear interest at 9% per annum, payable quarterly and mature on May 3, 1998. The 9% Convertible Debentures were originally convertible at a conversion price per share equal to the lesser of
(i) eighty percent (80% ) of the average of the closing price per share of the Company's Common Stock for the five days immediately preceding the date of the notice of conversion to the Company, or (ii) $4.00. On February 6, 1997, the Company amended the 9% Convertible Debentures by reducing the fixed conversion price of such notes to $1.50 per share. Such amendments were made in consideration of the holders refraining from conversions or short sales until April 11, 1997.

The Series A Notes

     Original Terms

     During the period beginning on October 25, 1996 and ending on April 10, 1997, the Company borrowed an additional aggregate total of $3,520,000 from the then Chairman of its Board of Directors, certain trusts benefiting his family (collectively, the "Gross Series A Holders") and an unaffiliated investor (the "Series A Investor"). The proceeds of these loans were used to provide working capital for the Company, primarily for day to day operations of Tanon Manufacturing, Inc. ("Tanon"), the Company's principal operating subsidiary. These loans were represented by certain 10% Series A Convertible Notes (the "Series A Notes") issued by the Company in January 1997. The Series A Notes bear interest at the rate of 10% per annum and will mature on January 22, 1999 and were originally convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon, after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering.

     Amended Terms

     In January 1998, the Company and the Gross Series A Holders agreed to amend the terms of the Series A Notes as follows:

(i) to provide for interest payments in cash or stock at the conversion price at the option of the holders and the Company; and

 (ii) to increase the conversion price to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of notice of conversion to the Company, or (b) $5.00.

     These notes as amended in January 1998 are referred to as the "Amended Series A Notes". In consideration of these amendments (the "Series A Amendments") the Company agreed to issue to the Gross Series A Holders warrants (the "Series A Warrants") to purchase an aggregate of 632,700 shares of Common Stock at a price of $5.00 per share for a period of five years. The Series A Warrants are nondetachable and may not be sold, given or transferred separately from the Amended Series A Notes. The Gross Series A Note Holders were also granted demand and piggyback registration rights for the shares of Common Stock issuable upon conversion of the Amended Series A Notes and exercise of the Series A Warrants. These amendments do not affect the terms of one of the Series A Notes, in the original principal amount of $250,000, issued to the Series A Investor.

     The NYSE formally informed the Company in late 1997, that because the amendments were made when Mr. Gross was a director of the Company, the listing on the NYSE of the shares of Common Stock issuable upon conversion of the Series A Notes would be subject to approval by the shareholders of the Company. If the shareholders do not approve the amended terms contained in the Amended Series A Notes, the Gross Series A Note Holders have the right to accelerate the payment of outstanding principal and interest on the Amended Series A Notes with a twenty two percent (22%) penalty. In that case, as of December 31, 1997 the Company would be obligated to pay $4,678,000 to the note holders.

     During January 1997, the Company borrowed $1,000,000 from each of two unrelated parties. In consideration for such loans, the Company also granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of the lenders, Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant"), (collectively, the "Warrants"). Management charged the estimated value of these Warrants ($175,000) to Interest Expense in the first quarter of 1997. These loans were repaid in May and June 1997 in connection with the sale of the shares of common stock of Aydin held by the Company. Pursuant to a provision contained in the Millenco Warrant, the Company has repurchased that Warrant for approximately $176,000 in cash , charging the net difference between the estimated value of the initial Warrant and the repurchased amount, or approximately $89,000 to Interest Expense, in the fourth quarter of 1997.

     The Company in April 1997, arranged for standby financing of up to $4,500,000 to provide additional working capital. This commitment was originally irrevocable until April 1, 1998 and was to be reduced based on the proceeds the Company received from the sale of its shares of common stock of Aydin and from any additional equity or convertible debt financing. The Company has issued warrants exercisable at $4.125 per share for 600,000 shares as of April 18, 1997 in consideration of this commitment and an additional 200,000 shares as of June 10,1997 also exercisable at $4.125 per share. The estimated value of these warrants of $800,000 was charged to Interest Expense in the second quarter of 1997. The commitment was terminated in June 1997.

     In April and July 1997, the Company borrowed a total of $1,000,000 from an unaffiliated investor . This loan is represented by certain 10% Series B Convertible Notes (the "Series B Notes"), issued by the Company. The Series B Notes will mature on January 22, 1999 and are convertible at the option of the holder (I) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $2.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering. The Series B Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. Interest is payable at the option of the Company in cash or stock of the Company at the conversion price described above.

     In addition, in April 1997 the Company borrowed a total of $4.5 million from unaffiliated investors. These loans are represented by certain 6% Convertible Notes due April 30, 1999 (the "6% Convertible Notes"). The 6% Convertible Notes bear interest at 6% per annum, payable quarterly and mature on April 30, 1999. The 6% Convertible Notes are convertible at a conversion price per share equal to the lesser of (i) seventy-six and one-half percent (76.5% ) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of the notice of conversion to the Company, or (ii) $3.395 . In addition, the Company issued a 6% Convertible Note which is non-interest bearing in the principal amount of $315,000 as a placement fee to an unaffiliated party. The Company had agreed to list the shares issuable upon conversion of the 6% Convertible Notes on the NYSE by December 1, 1997, or to pay a cash penalty equal to ten percent (10%) of the outstanding principal and to pay interest from that date through the effective date of the registration statement at eighteen percent ( 18%) per annum . The Company has asked the holders of the 6% Convertible Notes to waive or reduce these penalties . In December 1997, the Company charged Interest Expense for approximately $555,000 which represented the one-time penalty charge of 10% of the principal amount of the outstanding notes as well as 18% for one month's interest charge . As of the date of this report, note holders holding an aggregate of $1,800,000 in principal have agreed to waive the 10% penalty and the penalty interest charges of 18% per month. In consideration for this waiver, the Company has agreed to issue warrants to purchase an aggregate of 90,000 shares of Common Stock at a purchase price of $5.375 per share for a six month period beginning after the underlying shares have been registered.

     The Company believes its business is affected by seasonal factors, based on its customer's ordering patterns, and that the fourth quarter typically represents a seasonal peak period, followed by reduced activity in the first quarter of the following year. Therefore the Company's sales and net income may vary from quarter to quarter, depending upon the timing of manufacturing orders and related shipments to customers. The operating results for any particular quarter may not be indicative of results for any future quarter.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is effective for fiscal 1997. This Statement establishes accounting standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. The Company's reported loss per common share is equivalent to basic loss per share under the new standard. The Company is not required to present diluted per share amounts because it has incurred a
Net Loss.
 .

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which requires a company to report comprehensive income and its components in a full set of financial statements. This Statement is effective for full fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes net income and other comprehensive income such as foreign translation adjustments, minimum pension liability adjustments and unrealized gains and losses on available-for-sale securities. The Statement applies to all companies that provide a full set of financial statements. It specifies requirements for reporting formats for comprehensive income and all its components, calculation and display of reclassification adjustments, display of the accumulated balance of other comprehensive income in equity, and interim period reporting. The Company will adopt this Statement as of January 1, 1998, however this Statement only impacts on disclosure requirements and it is not expected to have any impact on the Company's financial position or results of operations.

YEAR 2000

     The Company has evaluated its information technology infrastructure and operations and has determined that its systems have been updated so that they are compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The Company does not currently have any information concerning Y2K compliance status of its suppliers, banks and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     EA INDUSTRIES, INC. AND SUBSIDIARIES

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                 Page Number
                                                                                                 -----------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................................................25

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 1997 and 1996......................................26

    Consolidated Statements of Operations for the Three Years
      Ended December 31, 1997.........................................................................27

    Consolidated Statements of Shareholders' Equity
      for the Three Years Ended December 31, 1997.....................................................28

    Consolidated Statements of Cash Flows for the Three Years
      Ended December 31, 1997.........................................................................29

    Notes to Consolidated Financial Statements........................................................31

SCHEDULE:

 II.   Valuation Account..............................................................................52

Schedules other than that listed above are omitted as not being applicable or required, or the required information is included in the accompanying financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EA Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of EA Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EA Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses in each of the last three years, a significant portion of the Company's convertible notes and debentures are currently payable on demand, and, at December 31, 1997, the Company had negative working capital and a shareholders' deficit. In addition, the Company had negative cash flows from operations in each of the last three years. The Company's financial projections indicate that operating losses and negative cash flows will continue into 1998 and that the Company will be in violation of the covenant under its primary loan facility to maintain a required minimum net worth. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                                             Arthur Andersen LLP

Roseland, New Jersey
March 13, 1998

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                             (thousands of dollars)



ASSETS                                                                                                      1997             1996
                                                                                                          --------         --------
Current Assets:
     Cash and cash equivalents                                                                            $    595         $    461
     Receivables, less allowance of $1,020  in 1997 and $1,100 in 1996 for doubtful
        accounts (Note 1)                                                                                   12,666           11,211
     Inventories (Note 1)                                                                                   13,175           10,068
     Prepaid expenses and other assets                                                                         881              579
                                                                                                          --------         --------
           TOTAL CURRENT ASSETS                                                                             27,317           22,319
                                                                                                          --------         --------

Equipment and leasehold improvements (Note 1)                                                               19,201           18,581
     Less accumulated depreciation                                                                          (8,397)          (8,059)
                                                                                                          --------         --------
                                                                                                            10,804           10,522
                                                                                                          --------         --------

Investment in common stock of Aydin Corp. held for sale (Note 3)                                              --              5,605
                                                                                                          --------         --------

Other investment held for sale (Note 3)                                                                      1,050            1,050
                                                                                                          --------         --------

Intangible assets (Note 1)                                                                                  10,573           12,331
     Less accumulated amortization                                                                          (2,452)          (1,632)
                                                                                                          --------         --------
                                                                                                             8,121           10,699
                                                                                                          --------         --------

Other assets                                                                                                   570              776
                                                                                                          --------         --------

TOTAL ASSETS                                                                                              $ 47,862         $ 50,971
                                                                                                          ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Revolving Credit Facility (Note 4)                                                                   $  8,654         $  8,054
     Current portion of Capital Lease Obligations (Note 4)                                                   1,839            1,455
     Current portion of Convertible Notes and Debentures (Notes 2 and 4)                                    12,767            2,725
     Accounts payable                                                                                       15,793           14,702
     Accrued expenses                                                                                        5,051            4,549
                                                                                                          --------         --------
           TOTAL CURRENT LIABILITIES                                                                        44,104           31,485
                                                                                                          --------         --------

Long-Term Liabilities:
     Long-Term portion of Capital Lease Obligations (Note 4)                                                 2,975            2,937
     Convertible Notes and debentures (Notes 2 and 4)                                                        1,000            8,109
     Accrued excess leased space costs                                                                         314              849
     Other long-term liabilities                                                                               570              505
                                                                                                          --------         --------
           TOTAL LONG-TERM LIABILITIES                                                                       4,859           12,400
                                                                                                          --------         --------

           TOTAL LIABILITIES                                                                                48,963           43,885
                                                                                                          --------         --------

Commitments and Contingencies (Notes 4 and 11)                                                                --               --

Shareholders' Equity (Deficit) (Notes 1, 2, 3, 6, and 9):
     Preferred stock, no par value; authorized 25,000,000 shares; none issued

     Common stock, no par value; authorized 35,000,000 shares;
        issued 9,438,613 shares in 1997 and 5,624,001 shares in 1996                                        90,270           80,535

     Accumulated deficit                                                                                   (91,307)         (73,245)
                                                                                                          --------         --------
                                                                                                            (1,037)           7,290
     Less common stock in treasury, at cost: 7,369 shares in 1997
       and 23,369 shares in 1996                                                                               (64)            (204)
                                                                                                          --------         --------
           TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                             (1,101)           7,086
                                                                                                          --------         --------
                                                                                                          $ 47,862         $ 50,971
                                                                                                          ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     For the Three Years Ended December 31,
               1997 (thousands of dollars, except per share data)

                                                              1997         1996        1995
                                                              ----         ----        ----
Net Sales (Note 1)                                         $ 76,511     $  81,625     $77,085
                                                           --------     ---------     -------

Cost of Sales                                                76,204        81,145      76,422
Selling, General and Administrative Expenses                  9,464        11,379       9,703
Research and development (Note 3)                               152         1,383      19,546
                                                           --------     ---------     -------
Loss from Operations                                         (9,309)      (12,282)    (28,586)
Interest Expense                                              6,459         7,559       1,357
Interest Income                                                 (57)         (229)       (180)
(Gain) Loss on Investment in Aydin Corporation (Note 3)        (821)        5,156        --
Other Expenses (Note 12)                                      3,172         5,186       1,131
                                                           --------     ---------     -------
   Net Loss                                                ($18,062)     ($29,954)   ($30,894)
                                                          =========     =========   =========

Loss Per Common Share (Note 9)                               ($2.15)       ($6.24)    ($10.01)
                                                          =========     =========   =========

Weighted Average Common Shares Outstanding                8,392,723     4,802,068   3,086,070
                                                          =========     =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   For the Three Years Ended December 31, 1997
                             (thousands of dollars)


                                                           Common Stock                Treasury Stock
                                                    ----------------------------------------------------
                                                                                                            Accumulated
                                                      Shares          Amount           Shares     Amount       Deficit
                                                    -------------------------------------------------------------------
Balance, December 31, 1994                          2,081,514     $    20,117         (54,619)    ($ 475)    ($ 12,398)
Net loss                                                                                                       (30,894)
Issuance of Common Stock
    BarOn Investment                                   95,694           1,995
    Tanon Acquisition                                 384,616          10,473
Warrants, Options and Stock Issued
  in connection with IAI Investment                    35,180           7,400
Value of Options and Warrants
  issued for Tanon                                       --             1,383
Shares Sold in Exempt Offerings                       618,748          11,659
Value of Options and Warrants
  Granted for Services                                   --               963
Exercise of Common Stock Options                      175,650           2,763
Exercise of Warrants                                  419,960           3,057
Debt conversion                                       200,000           3,587
Net unrealized loss on marketable
   securities of investee                                                                                   ($   240)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          4,011,362          63,397         (54,619)      (475)      (43,532)
Net loss                                                                                                       (29,954)
Exercise of  stock options                            140,281           1,007
Exercise of Class A and B Warrants                    240,450           1,414
Notes receivable from Stock Sales                        --              (845)
Value of options granted for Services                    --               233
Debt conversion                                     1,226,540          11,066
Imbedded  interest on  convertible  debentures           --             4,200
Shares granted for Services                              --                78          31,250        271
Other                                                   5,368             (15)                                       1
Loss on marketable securities of investee                                                                          240
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                          5,624,001          80,535         (23,369)      (204)      (73,245)
Net loss                                                                                                       (18,062)
Exercise of stock options                             150,631             530
Exercise of Class A and B Warrants                     35,442             207
Payments on Notes receivable from Stock Sales            --               700
Value of options  granted  for  Services                 --               826
Debt conversion                                     3,628,539           4,851          16,000        140
Imbedded  interest on  convertible  debentures           --             1,761
Value of Warrants issued in connection with
    financing                                            --               887
Other                                                    --               (27)
                                                  ---------------------------------------------------------------------
Balance, December 31, 1997                          9,438,613     $    90,270          (7,369)    ($  64)    ($ 91,307)
                                                  =====================================================================

            The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Three Years Ended December 31, 1997
                             (thousands of dollars)


                                                                       1997         1996         1995
                                                                       ----         ----         ----
Cash Flows from Operating Activities:
     Net loss                                                        ($18,062)    ($29,954)    ($30,894)
Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                                     3,375        3,172        3,012
      Valuation adjustment - Note Receivable                             --            907         --
      Valuation adjustment - Investment in Aydin Corporation                         5,156         --
      Valuation adjustment - Fixed Assets                                 390          563         --
      Valuation adjustment - Investment in BarOn                         --            649         --
      Valuation adjustment - Investment in EATI                          --          1,647         --
      Write-off of  Intangible  Assets                                  1,758         --           --
      Gain on Sale of  Aydin common  stock                               (821)        --           --
      Common Shares issued in payment of interest                        --             88         --
      Purchased Research and Development                                 --          1,383       19,546
      Equity in Loss of Affiliate                                        --            812          802
      Non-cash interest charges                                           128          851         --
      Discount on Convertible Subordinated Debentures                   1,761        4,200         --
      Value of Convertible Debentures issued for Financing                315         --           --
      Value of options granted for services                               826          233          963
      Value of Warrants issued in connection with Financing               887         --           --
Cash used by changes in:
           Receivables                                                 (1,455)         746        2,451
           Inventories                                                 (3,107)       2,910       (4,018)
           Prepaid expenses & other assets                               (302)       1,031         --
           Accounts payable and accrued expenses                        1,593        3,121          372
           Accrued excess leased space costs                             (535)        (584)        (425)
           Other operating items - net                                     60          494         (148)
                                                                     --------     --------     --------
Net cash used by operations                                           (13,189)      (2,575)      (8,339)
                                                                     --------     --------     --------
Cash Flows from Investing Activities:
     Capital expenditures                                              (3,313)      (5,393)      (5,427)
     Investments, including those in affiliates                          --        (13,358)     (12,884)
     Net proceeds from sale of Aydin Corp. Common Stock                 6,426         --           --
     Cash acquired in purchase of Tanon                                  --           --            890
     Proceeds from sale of discontinued operations                       --           --            394
                                                                     --------     --------     --------
Net cash provided/(used) by investing activities                        3,113      (18,751)     (17,027)
                                                                     --------     --------     --------
Cash flows from Financing Activities:
       Net borrowings/(repayments) under credit facilities                600         (786)      (3,161)
       Net proceeds from capital leases                                   422        1,797        1,440
       Net proceeds from convertible subordinated debt                  7,750        9,370       15,148
       Proceeds from the exercise of stock options                        530        1,007         --
       Net proceeds from sales of common stock (private
          placement) and exercise of warrants                             907          569       17,479
       Issuance of note receivable in connection with acquisition        --           --         (1,000)
       Other                                                                1         --           (867)
                                                                     --------     --------     --------
Net cash used by financing activities                                  10,210       11,957       29,039
                                                                     --------     --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents                      134       (9,369)       3,673
Cash and Cash Equivalents at Beginning of Period                          461        9,830        6,157
                                                                     --------     --------     --------
Cash and Cash Equivalents at End of Period                           $    595     $    461     $  9,830
                                                                     ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   For the Three Years Ended December 31, 1997
                  (thousands of dollars, except per share data)


                                                                1997       1996       1995
                                                                ----       ----       ----
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                  $ 2,463    $ 2,589    $ 1,315
                                                               =======    =======    =======
Non cash financing activities:
      Conversion of debt to equity                             $ 4,991    $11,066    $ 3,587
       Value of stock and options issued in connection with
           acquisitions                                           --         --       21,251
        Value of  Warrants issued in connection  with
           Financing                                               887       --         --
        Imbedded  interest on  Convertible  Debentures           1,761      4,200       --
       Value of  Options granted for  services                     826        582        963
                                                               -------    -------    -------
                      TOTAL                                    $ 8,465    $15,848    $25,801
                                                               =======    =======    =======

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     EA Industries, Inc. and its subsidiaries ("EAI" or the "Company"), through its wholly-owned subsidiary, Tanon Manufacturing, Inc. ("Tanon"), is engaged principally in the business of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. The Company, therefore, provides services to act in part, or in whole, as the manufacturing function of its customers. The Company provides its services primarily to manufacturers of: micro, mini and mainframe computers; computer peripheral equipment; high quality graphic equipment; office equipment; telecommunications equipment; consumer appliances, industrial tools and measuring devices. In 1995 and 1996, the Company made acquisitions and investments which had a significant impact on the financial condition and results of the Company (See Note 3).

Basis of Consolidation

     The consolidated financial statements include the accounts of all majority-owned subsidiaries other than the investment in Electronic Associates Technologies Israel, Ltd. ("EATI"), an unconsolidated subsidiary held for sale . The investment in EATI has been written down during 1996 to $1,050,000, its estimated net realizable value (See Note 3).

     All significant intercompany transactions have been eliminated.

Consolidated Statement of Cash Flows

     Cash and cash equivalents include cash on hand and highly liquid marketable securities with original maturities of three months or less.

Revenue Recognition

     Net sales are recognized when products are shipped or title passes to the customer.

Inventories

     Inventories include material, labor and factory overhead and are stated at the lower of cost or market (net realizable value). Costs of such inventories are determined using average actual cost. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inventories at December 31 consisted of:

                                                1997               1996
                                                ----               ----
                                                 (thousands of dollars)

Raw Materials                                  $ 7,710            $ 7,268
Work-in-Process                                  5,465              2,800
                                               -------            -------
  Total inventories                            $13,175            $10,068
                                               =======            =======



Goodwill and Other Intangibles

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on the straight line method over periods not exceeding 20 years. Acquired research and development with no alternative future use is charged to expense on the date acquired. Other acquired intangibles (principally customer relationships and assembled workforce) are being amortized on the straight line method over their estimated useful lives (6 to 20 years). The Company periodically reviews goodwill and other intangibles to evaluate whether changes have occurred that would suggest these assets may be impaired based on the estimated cash flows of the entity acquired over the remaining amortization period. If this review indicates that the remaining estimated useful life requires revision or that the asset is not recoverable, the carrying amount of the asset is reduced by the estimated shortfall of cash flows on a discounted basis.

     The excess of the purchase price over the appraised value of the net assets acquired in the purchase of Tanon was $12,331,000 of which $3,223,000 related to customer relationships and assembled workforce, and $9,108,000 of which was goodwill. In December 1997, the Company recorded a charge of approximately $1,758,000 to Other Expenses (See Note 12), representing the write-off of the total asset value related to the assembled workforce and approximately 55% of the asset related to customer relationships, as a result of workforce turnover and the loss of customers. Based on management's forecasts of the operations of Tanon, the Company has determined that the remaining goodwill and other intangibles have not been impaired.

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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company periodically reviews equipment to determine that the carrying values have not been impaired. The Company recorded write downs in certain fixed assets held for disposal resulting in a non-cash charge of approximately $390,000 for 1997 and $563,000 for 1996. These charges have been reported in the Statement of Operations in Other Expenses.

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

     During 1997, 1996 and 1995, the Company's top 5 customers represented 67% , 72% , and 68% , respectively, of its consolidated net sales. In 1997, the customers which accounted for more than 10% of the Company's net sales were Advanced Fibre Communications, Inc., and Dialogic Corporation, which accounted for 35%, and 13%, respectively, of net sales. In 1996, the customers which accounted for more than 10% of the Company's net sales were Advanced Fibre Communications, Inc., Dialogic Corporation, and Iris Graphics, which accounted for 33%, 16% and 13%, respectively, of net sales. In 1995, the customers which accounted for more than 10% of the Company's net sales were Advanced Fibre Communications, Inc., Ungerman Bass, Inc. and Dialogic Corporation, which accounted for 23%, 14% and 13%, respectively, of net sales. As of December 31, 1997 and 1996, the top five customers represented 55% and 56% , respectively, of accounts receivable.

     The Company has been informed by its largest customer, AFC, that it intends to move the production of most of the components assembled by Tanon to facilities outside of the United States, which have lower labor costs. During 1997, approximately $26.6 million of revenue from that customer was included in the Company's net sales. If AFC is successful in implementing a move offshore, sales to that customer of the product lines currently assembled by Tanon will decrease significantly in the second and third quarter of 1998, and will continue to decrease into 1999.

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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Based Compensation


     The Company has adopted the "disclosure only" provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. (See Note 6.)

Stock Split

     All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock option plans have been adjusted to give retroactive effect to a one-for-four reverse stock split as of the close of business on December 27, 1996 (the "Record Date"). Each holder of record on the Record Date was entitled to receive one (1) share of no par value Common Stock of the Company for every four (4) shares of no par value Common Stock held by such person on the Record Date.

2. OPERATIONS AND LIQUIDITY

     The Company's primary credit facility is an asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility") to Tanon. Advances under the Schroder Loan Facility can only be used to fund the operations of Tanon. At December 31, 1997, $8,654,000 was outstanding under the Schroder Loan Facility which represented approximately 80% of the available funds, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to fixed charges, and to maintain a minimum net worth. At December 31, 1997, Tanon was in compliance with all of these requirements, except the required minimum net worth. Schroder has agreed to waive such requirement for December 31,1997. Based on the Company's current projections, the Company would not be able to meet this requirement during 1998, however, management has had discussions with Schroder and has requested that Schroder adjust the required minimum net worth ratio to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1998.

     The Company's ability to generate internal cash flows results primarily from the sales of its contract electronic manufacturing services. The Schroder Loan Facility prohibits Tanon from distributing or loaning cash generated by contract manufacturing to EAI, except in certain very limited circumstances. Cash flows from financing activities during 1997 amounted to $10,210,000 resulting primarily from the issuance of (i) an aggregate of $2,250,000 in 10% Series A Convertible Notes, (ii) an aggregate of $1,000,000 in 10% Series B Notes, (iii) an aggregate of $4,500,000 in 6% Convertible Notes, and (i) the collection of $700,000 on notes receivable related to earlier warrant exercises,
(ii) aggregate proceeds of $207,000 from the exercise of warrants, (iii) aggregate proceeds of $530,000 from the exercise of stock options , and (iv) an increase in the Schroder Loan Facility of approximately $600,000 .

     Net cash in the amount of $3,113,000 was provided by investing activities during 1997. Funds in the amount of $6,426,000 were provided by the sale of the Aydin Shares and approximately $2,100,000 was used to purchase a new Fuji high speed SMT line for the Company's New Jersey facility.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A substantial portion of the convertible securities issued by the Company are currently payable on demand or are due within one year. This includes certain 6% Notes, the Convertible Notes and the Amended Series A Notes, representing approximately $10.8 million in debt. The Company has filed a registration statement covering the shares issuable upon conversion of the 6% Notes. When that registration statement is declared effective, such notes will no longer be payable upon demand, and the Company expects those notes to be converted into equity in accordance with their terms. The Company has also scheduled a special meeting of its shareholders for March 31, 1998 to approve the revised terms of the Convertible Notes and the Amended Series A Notes. Assuming that the shareholders approve of such terms, such notes will no longer be payable upon demand, and the Company expects those notes to be converted into equity in accordance with their terms.

     The Company has incurred significant losses and had negative cash flows from operations in each of the last seven years. In addition, at December 31, 1997, the Company had negative working capital and a shareholders' deficit and a significant portion of the Company's Convertible Notes are payable on demand. The Company's financial projections indicate that operating losses and negative cash flow will continue into 1998 and that the Company will be in violation of the covenant under the Schroder Line to maintain a required minimum net worth. The foregoing conditions, among others, raise doubt about the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not contain any adjustments relating to the recoverability and classification of liabilities that might result should the Company be unable to continue as a going concern. In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company has raised approximately $37 million from December, 1995 through February 28, 1998, from the exercise of stock options and warrants, the sale of the Aydin Shares, and the sale of convertible notes and debentures. In the past few years, the Company has extended the time in which it pays its payable to conserve its capital resources and to allow the Company to concentrate such resources on the costs associated with growth. Management of the Company has concluded that it would be advisable to increase its capital resources that would be available for contingencies and to bring the Company's timing on payment of payables to a level more consistent with standard practice in its industry. The Company may seek to raise additional debt or equity in the second or third quarters of 1998 to accomplish these goals. The Company expects, however, that available funds under the Schroder Loan Facility together with its available capital resources would be sufficient to fund its ongoing operations in a fashion consistent with its past practices, excluding any acquisitions made with cash.

3. ACQUISITIONS AND DISPOSITIONS

BarOn Acquisition

     During 1995, the Company acquired an equity interest of 33.33% in BarOn Technologies, Ltd. ("BarOn") which was a privately-held Israeli Corporation based in Haifa, Israel, engaged in the research and development of input devices for computers The consideration for the 33.33% interest totaled $9,987,000. The Company has accounted for this transaction as a purchase of a minority interest using the equity method of accounting. The Company's equity share of the 1996 and 1995 BarOn losses totaled $812,000 and $802,000, respectively, and has been included in Other Expenses in the consolidated results of the Company for the years ended December 31, 1996 and 1995, respectively. The excess of the purchase price over the estimated fair value of EAI's 33.33% equity interest in the net assets of BarOn totaled $8,872,000 and was charged to expense as purchased research and

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


development in the consolidated results of the Company for the years ended December 31, 1996 ($998,000) and 1995 ($7,874,000), respectively.

     During the fourth quarter of 1996, the Company determined that its investment and advances to BarOn were unrecoverable and charged those amounts to expense. BarOn is currently in liquidation proceedings and a receiver has been appointed in Israel to direct those proceedings. The Company does not expect to recover any material portion of its investment in BarOn.

Israel Aircraft Industries, Ltd. Joint Venture

     On August 8, 1995, the Company made an investment of $7,500,000 through a 52.3% owned subsidiary (EATI) in a newly formed Israeli Corporation ("ITI") which is 50.1% owned by EATI and 49.9% owned by Israel Aircraft Industries, Ltd. ("IAI"). ITI was formed to commercialize certain technology developed by IAI. The portion of the purchase price in excess of the Company's equity interest in the joint venture, which was $11,672,000 was charged to expense as Purchased Research and Development in 1995. The Company's investment in ITI was accounted for as a purchase.

     As a result of the Company's reduced level of capital (as compared to December 31, 1995) and its decision to commit such capital to Tanon, the Company has decided not to provide funding for any additional applications for development and exploitation and has decided not to provide additional funding for the Joint Venture. Failure to make additional required capital contributions would be a default under the joint venture agreement with IAI.

     The Company's share of the net loss of EATI amounted to $448,000 and $49,000 in 1996 and 1995, respectively, and such amounts are included in Other Expenses.

     The Company has determined that the Joint Venture is not an essential element of its core strategy and has been attempting to sell or otherwise dispose of its interest in the Joint Venture. The Joint Venture has been classified as an unconsolidated subsidiary held for sale and the carrying value has been adjusted, by a charge to Other Expenses of $1,647,000 in 1996, to management's best estimate of net realizable value based on a discounted cash flow analysis of anticipated proceeds less cost of disposal.

Aydin Corporation Acquisition

     During May 1996, the Company purchased 596,927 shares (the "Aydin Shares") of the common stock of Aydin Corporation ("Aydin"), a NYSE listed company, in a private transaction for $18 per share (an aggregate of $10,752,000) and the Company initiated discussions with the Board of Directors of Aydin concerning a possible merger or other combination with Aydin. The Company withdrew its offer on October 8, 1996 and terminated discussions with Aydin.

     As a result of the merger discussions being terminated, the Company wrote down its investment in Aydin Corporation by approximately $5,156,000 as a result of a decrease in the approximate trading price of the Aydin Shares to $9.375 per share, which was considered to be other than temporary. In addition, approximately $689,000 of capitalized costs incurred in connection with the terminated merger discussions with Aydin was charged to

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expense in 1996. In May and June 1997, the Company sold its entire investment in Aydin for approximately $6,426,000 resulting in a gain of approximately $821,000.

Tri-Star

     On December 23, 1996, the Company's contract manufacturing subsidiary Tanon, signed a binding letter of intent to acquire Tri-Star Technologies Co. ("Tri-Star") and the approximately 120,000 square foot building and real property occupied by Tri-Star in Methuen, Massachusetts. In January 1997, the Company placed an initial non-refundable deposit of approximately $1,000,000 towards the purchase of Tri-Star. In May 1997, the Company and Tri-Star mutually agreed to terminate the acquisition discussions and $1,020,000 representing expenses incurred in connection with the purchase and the deposit was written off to Other Expenses.

SAI


     The Company agreed in December 1997, subject to certain conditions, to purchase Service Assembly, Inc. ("SAI"), located in Wareham, Massachusetts, outside of Boston. The Company has agreed to pay $3,742,000 for SAI by delivering shares of its Common Stock to the owners of SAI (the "SAI Shareholders"), and has agreed to register such shares for resale by the SAI Shareholders. The acquisition of SAI will be accounted for as a purchase.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Lines of Credit

The Company's primary credit facility is the Schroder Loan Facility which provides for advances of up to $11,500,000 in the form of a revolving loan with availability subject to the amount of a borrowing base comprised generally of the sum of (1) up to between 80% and 85% of eligible accounts receivable, (2) up to 18% of eligible inventory subject to an availability sublimit of $3,000,000 and (3) up to 75% (reduced by one percentage point on the first day of each month following May 3, 1996) of the liquidation value of certain of the Company's machinery and equipment, subject to an availability sublimit of $1,250,000 (the "Schroder Loan Facility"). The Company expects that its outstanding balance under the Schroder Loan Facility will be significantly less than $11,500,000 at all times during 1998. The Schroder Loan Facility has a three-year term ending on April 30, 1999 and bears interest at an annual rate equal to the sum of the base commercial rate determined by Schroder and publicly announced to be in effect from time to time plus 1-1/2%. Each fiscal quarter, Tanon will also be obligated to pay a fee at a rate equal to one-half of one percent (1/2%), per annum of the average unused portion of the Schroder Loan Facility. Advances under the Schroder Loan Facility can only be used to fund the operations of Tanon. At December 31, 1997, $8,654,000 was outstanding under the Schroder Loan Facility, which represented approximately 80% of the available funds, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum net worth. At December 31, 1997, Tanon was in compliance with all of these requirements, except the required minimum net worth. Schroder has agreed to waive such requirement for December 31,1997. Based on the Company's current projections, the Company would not be able to meet this requirement during 1998, however, management has had

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


discussions with Schroder and has requested that Schroder adjust the required minimum net worth ratio to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1998. Substantially, all of the assets of the Company are pledged as collateral to secure the Schroder Loan Facility.

     Concurrent with the closing of the Schroder Loan Facility, the Company consolidated all of its contract electronic manufacturing business into its wholly-owned subsidiary, Tanon.

Convertible Securities

     The following is a description of the material features of the outstanding convertible securities of the Company:

     The GFL Notes

     Among its capital raising activities, in December 1995, the Company completed the sale of 7% convertible subordinated notes of the Company in the aggregate principal amount of $10,000,000. The notes are now held by the former Chairman of the Board of Directors of the Company, certain trusts benefiting his family and an unaffiliated investor. In January 1998, the Company and the remaining holders of such notes agreed to amend (the "January 1998 Amendments") the terms of the remaining notes as follows:

(i) to extend the maturity date of the notes to December 31, 1998;

(ii) to increase the conversion price to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of notice of conversion to the Company or (b) $5.00; and

(iii) to provide for interest payments in cash or shares of Common Stock at the conversion price described above at the option of the holders or the Company.

     These notes as amended in January 1998 are referred to as the "Convertible Notes". In consideration of the January 1998 Amendments the Company agreed to issue to the holders warrants (the "Gross Warrants") to purchase an aggregate of 483,393 shares of Common Stock at a price of $5.00 per share for a period of five years. The Gross Warrants are nondetachable and may not be sold, given or transferred separately from the Amended Series A Notes. The holders were also granted demand and piggyback registration rights for the Convertible Notes and the Gross Warrants . The Company has scheduled a special meeting of its shareholders on March 31, 1998 to vote on the January 1998 Amendments. If the shareholders do not approve the amended terms contained in the Convertible Notes the GFL Note Holders have the right to accelerate the payment of outstanding principal and interest on the Convertible Notes with a twenty two percent (22%) penalty. In that case, the Company would be obligated to pay $3,048,000 to the GFL Note Holders.

     The Aydin Convertibles

     In May and June, 1996, the Company raised an additional $8,100,000 from the sale of 9% convertible debentures which was used in part, in purchasing the Aydin Shares. The 9% Convertible Debentures bear interest at

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9% per annum, payable quarterly and mature on May 3, 1998. The 9% Convertible Debentures are currently convertible at a conversion price per share equal to the lesser of (i) eighty percent (80% ) of the average of the closing price per share of the Company's Common Stock for the five days immediately preceding the date of the notice of conversion to the Company, or (ii) $1.50.

     The Series A Notes

     During the period beginning on October 25, 1996 and ending on April 10, 1997, the Company borrowed an additional aggregate total of $3,520,000 from the then Chairman of its Board of Directors, certain trusts benefiting his family (collectively, the "Gross Series A Holders") and an unaffiliated investor (the "Series A Investor") and issued Series A Notes. The Series A Notes bear interest at the rate of 10% per annum and will mature on January 22, 1999.

     In January 1998, the Company and the Gross Series A Holders agreed to amend the terms of the Series A Notes as follows :

(i) to provide for interest payments in cash or stock at the conversion price described below at the option of the holders and the Company with such payments to be made in arrears on June 15, 1998 and at maturity; and

(ii) to increase the conversion price to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of notice of conversion to the Company, or (b) $5.00.

     In consideration of these amendments (the "Series A Amendments") the Company agreed to issue to the Gross Series A Holders warrants (the "Series A Warrants") to purchase an aggregate of 632,700 shares of Common Stock at a price of $5.00 per share for a period of five years. The Series A Warrants are nondetachable and may not be sold, given or transferred separately from the Amended Series A Notes. The Gross Series A Note Holders were also granted demand and piggyback registration rights for the shares of Common Stock issuable upon conversion of the Amended Series A Notes and exercise of the Series A Warrants. These amendments do not affect the terms of one of the Series A Notes, in the original principal amount of $250,000, issued to the Series A Investor. These notes as amended in January 1998 are referred to as the "Amended Series A Notes".

     If the shareholders do not approve the amended terms contained in the Amended Series A, the Gross Series A Note Holders have the right to accelerate the payment of outstanding principal and interest on the Amended Series A Notes with a twenty two percent (22%) penalty. In that case, the Company would be obligated to pay $4,678,000 to the noteholders.

     Other Borrowings

     During January 1997, the Company borrowed $1,000,000 from each of two unrelated parties. In consideration for such loans, the Company also granted a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.50 per share to each of the lenders, Ace Foundation, Inc. (the "Ace Warrant") and Millenco, LP (the "Millenco Warrant"), (collectively, the "Warrants"). The Company charged the estimated value of these Warrants, $175,000, to Interest Expense in the first quarter of 1997. These loans were repaid in May and

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 1997 in connection with the sale of the shares of common stock of Aydin held by the Company. Pursuant to a provision contained in the Millenco Warrant, the Company has repurchased that Warrant for approximately $176,000 in cash, charging the net difference between the estimated value of the initial Warrant and the repurchased amount, or approximately $89,000 to Interest Expense, in the fourth quarter of 1997.

     The Company in April 1997, arranged for standby financing of up to $4,500,000 to provide additional working capital. This commitment was originally irrevocable until April 1, 1998 and was to be reduced based on the proceeds the Company received from the sale of its shares of common stock of Aydin and from any additional equity or convertible debt financing. The Company has issued warrants exercisable at $4.125 per share for 600,000 shares as of April 18, 1997 in consideration of this commitment and an additional 200,000 shares as of June 10, 1997 also exercisable at $4.125 per share. The estimated value of these warrants of $800,000 was charged to Interest Expense in the second quarter of 1997. The commitment was terminated in June 1997.

     Series B Convertible Notes

     In April and July 1997, the Company borrowed a total of $1,000,000 from an unaffiliated investor . This loan is represented by certain 10% Series B Convertible Notes ( the "10% Series B Notes" ), issued by the Company. The Series B Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $2.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering. The Series B Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. Interest is payable at the option of the Company in cash or stock of the Company at the conversion price described above.

     6% Convertible Notes

     In addition, in April 1997 the Company borrowed a total of $4.5 million from unaffiliated investors. These loans are represented by certain 6% Convertible Notes due April 30, 1999 (the "6% Convertible Notes"). The 6% Convertible Notes bear interest at 6% per annum, payable quarterly and mature on April 30, 1999. The 6% Convertible Notes are convertible at a conversion price per share equal to the lesser of (i) seventy-six and one-half percent (76.5% ) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of the notice of conversion to the Company, or (ii) $3.395 . In addition, the Company issued a 6% Convertible Note which is non-interest bearing in the principal amount of $315,000 as a placement fee to an unaffiliated party. The Company had agreed to list the shares issuable upon conversion of the 6% Convertible Notes on the NYSE by December 1, 1997, or to pay a cash penalty equal to ten percent (10%) of the outstanding principal and to pay interest from that date through the effective date of the registration statement at eighteen percent (18%) per annum . The Company has asked the holders of the 6% Convertible Notes to waive or reduce these penalties . In December 1997, the Company charged Interest Expense for approximately $555,000 which represented the one-time penalty charge of 10% of the principal amount of the outstanding notes as well as 18% for

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


one month's interest charge. Note holders holding an aggregate of $1,800,000 in principal have agreed to waive the 10% penalty and the penalty interest charges of 18% per month. In consideration for this waiver, the Company has agreed to issue warrants to purchase an aggregate of 90,000 shares of Common Stock at a purchase price of $5.375 per share for a six month period beginning after the underlying shares have been registered.

     Imbedded Discounts

     As described above, certain of the convertible notes and debentures contain conversion features which provide for 18% - 23.5% discounts on the market price of the Company's common stock at the conversion date. The incremental yield embedded in the conversion terms charged to interest expense totaled $1,761,000 and $4,200,000 in 1997 and 1996, respectively.

     Convertible Notes and Debentures outstanding at December 31 consisted of the following:

                                           1997             1996
                                           ----             ----
GFL Notes                               $ 2,498,000     $  2,725,000
Aydin Convertibles                        1,934,000        6,839,000
Series A Notes                            3,520,000        1,270,000
Series B Convertible Notes                1,000,000                -
6% Convertible Notes                      4,815,000                -
                                       ------------     ------------
Total                                  $ 13,787,000     $ 10,834,000
                                       ============     ============

Current Portion                        $ 12,767,000     $  2,725,000
Long Term Portion                      $  1,000,000     $  8,109,000

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Capital Lease Obligations

     The Company leases fixed assets under capital leases with a weighted average interest rate of 14.1% and the following principal maturity schedule:

                                  (in thousands)

1998                                     $1,839
1999                                      1,880
2000                                        809
2001                                        286
2002                                          -
                                   -------------

Total                                     4,814
Less: Current portion                    (1,839)
                                   -------------
Long-term portion                        $2,975
                                   =============

5. OPERATING LEASES

     The Company leases its West Long Branch facility under a lease which expires in 2006. The monthly rent thereon, as of March 1, 1998 is approximately $90,000, plus the payment of taxes, repairs, maintenance replacements and utilities. The lease agreement provides for increases in rental payments on each April 1, through the year 1999 based upon the increase in the Consumer Price Index with a minimum and maximum range of 3% to 6-1/2%. Thereafter, the rent will be adjusted based on market rates for similar facilities.

     The majority of the other lease commitments have been made under standard office leases which have initial terms ranging from two to five years.

     The aggregate minimum lease commitments under all noncancelable operating leases as of December 31, 1997 amounted to $19,906,000; $2,495,000 in 1998;
$2,619,000 in 1999; $2,652,000 in 2000; $2,689,000 in 2001; $2,735,000 in 2002
and $6,716,000 thereafter. Rent expense amounted to $2,402,000 in 1997, $2,343,000 in 1996; and $2,234,000 in 1995. The lease on the West Long Branch, NJ facility was extended to the year 2006 at the fair market value rent in March 1999. Since the fair market value rent at that time cannot now be determined, no estimate of the future increase in rental payments, if any, has been included herein.

6. STOCK OPTIONS AND WARRANTS

     The Board of Directors grants options and warrants to acquire the Company's Common Stock to certain non-employee individuals and companies as a means of payment (often in lieu of cash) for a variety of services rendered. During 1997, and 1995 options and warrants to acquire 198,000 and 86,250 shares, respectively of the Company's Common Stock were issued for this purpose. No significant options or warrants were issued for this purpose in 1996. The Company estimates the value of these options and warrants using an option pricing model and charges this value to expense over the shorter of the vesting or service period.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In connection with the Company's efforts to raise equity capital, the Board of Directors grants options and warrants to acquire shares of the Company's Common Stock to investment bankers and individuals and companies acting in that capacity. During 1997, 1996 and 1995 options and warrants to acquire 850,000, 89,286, and 118,750 shares, respectively, of the Company's Common Stock were issued for this purpose. Options or warrants issued to raise equity capital are accounted for as part of the equity transactions.

     In 1997, 800,000 warrants with an estimated value of $800,000 were granted in connection with a standby financing commitment of $4.5 million. The value of the warrants were charged to interest expense in 1997.

     A description of the Company's stock option plans for employees and non-employee directors and the more significant options and warrants granted for the purposes described above follows:

1972 Employee Stock Option Plan

     As of December 31, 1997, 268,001 shares of Common Stock were reserved for issuance to employees under the Company's 1972 Employee Stock Option Plan. Incentive stock options are granted to substantially all employees at either the fair market value on the date of grant or 85% of the fair market value of EAI Common Stock at the date of grant and usually become exercisable over a four-year period commencing one year after being granted. The Board of Directors may grant non-qualified options at its discretion for less than fair market value. The Board of Directors may, at its discretion, also determine the option vesting period. The Company has decided not to grant any future options under this Plan .

1994 Stock Option Plan for Non-Employee Directors

     During 1997, the Company has decided to terminate this Plan in its entirety.

1994 Equity Incentive Plan

     On May 17, 1994, the Board of Directors adopted the Company's Equity Incentive Plan (the "Equity Incentive Plan"), which was approved by the shareholders of the Company at the Special Meeting of Shareholders held on June 28, 1994. On October 12, 1995, the Shareholders voted to approve an amendment to the Equity Incentive Plan increasing the aggregate number of shares available for issuance to 1,500,000. On May 30, 1996, the Shareholders voted to approve an amendment to the Equity Incentive Plan increasing the aggregate number of shares available for issuance to 2,250,000. On August 22, 1997, the Shareholders voted to approve an amendment to the Equity Incentive Plan increasing the aggregate number of shares available for issuance to 5,000,000 shares. The EAI Board of Directors believes that the Equity Incentive Plan will provide a method whereby certain directors, officers, employees and consultants can share in the long-term growth of the Company. As of December 31, 1997, 4,136,647 shares of Common Stock were reserved for issuance under this Plan.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of activity in the various stock option plans discussed above follows:

                                                                                Stock Option Plans
                                                                                ------------------
                                          Price                                                Available
                                        Per Share        Outstanding         Exercisable       for Grant
                                        ---------        -----------         -----------       ---------
1972 Stock Option Plan
----------------------
December 31, 1995, Balance            $ 4.52-25.12          66,367             130,486            202,571
Became Exercisable                    $ 4.52-20.25                               4,432
Options Exercised                     $      13.00            (312)               (312)
Options Returned                      $ 4.52-14.00         (14,531)            (11,107)            14,531
Options Exercisable Adjustment        $ 4.52-25.12                             (77,523)
                                      ------------         -------             -------          ---------

December 31, 1996, Balance            $ 4.52-25.12          51,524              45,976            217,102
Became Exercisable                    $ 4.50-20.25                               3,486
Options Exercised                     $       4.83            (625)               (625)
Options Returned                      $ 4.50-20.25         (24,731)            (22,981)            24,731
                                      ------------         -------             -------          ---------

December 31, 1997, Balance            $ 4.83-25.12          26,168              25,856            241,833
                                      ============         =======             =======          =========



1994 Stock Option Plan for
Non-Employee Directors
--------------------------
December 31, 1995, Balance            $13.00-22.28          86,875              22,375            501,875
Became Exercisable                    $13.00-30.00                              14,625
Options Exercised                     $      13.00          (2,500)             (2,500)
Options Returned Adjustment           $      13.00                               6,875
                                      ------------         -------             -------          ---------

December 31, 1996 Balance             $13.00-30.00          84,375              41,375            501,875
Became Exercisable                    $22.50-30.00                               6,000
Options Returned                      $13.00-30.00         (84,375)            (47,375)            84,375
                                      ------------         -------             -------          ---------

December 31, 1997, Balance                      --              --                  --            586,250
                                      ============         =======             =======          =========


                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Stock Option Plans
                                                                                ------------------
                                          Price                                               Available
                                        Per Share         Outstanding       Exercisable       for Grant
                                        ---------         -----------       -----------       ---------
1994 Equity Incentive Plan
--------------------------
December 31, 1995, Balance            $ 4.20-34.50         1,315,824          215,943             62,300
Options Granted                       $14.50-20.50           362,500               --           (362,500)
Options Granted -- Adjustment         $      30.50            (6,250)              --              6,250
Options Granted -- Adjustment         $      18.00            25,000               --            (25,000)
Became Exercisable                    $ 3.96-34.50                --          501,960                 --
Options Exercised                     $ 3.96-34.50           (91,479)         (91,479)                --
Options Returned                      $ 5.00-34.50           (44,888)          (3,125)            44,888
Options Returned -- Adjustment        $ 3.96-34.50           (18,497)         113,183             18,505
Options  Authorized                             --                --               --            750,000
                                                                                              ---------

December 31, 1996 Balance             $ 3.96-34.50         1,542,210          736,482            494,443
Options Granted                       $  2.25-6.94         3,730,502               --         (3,730,502)
Became Exercisable                    $ 3.25-34.50                --        1,364,695                 --
Options Exercised                     $  3.25-4.20          (150,006)        (150,006)                --
Options Returned                      $ 3.25-34.50        (1,848,424)      (1,141,347)         1,848,424
Options  Authorized                             --                --               --          2,250,000
                                       -----------        ----------       ----------         ----------

December 31, 1997, Balance            $  2.25-6.94         3,274,282          809,824            862,365
                                      ============        ==========       ==========         ==========



     The number of shares and average price of options, granted under these plans, exercisable at December 31, 1997 and 1996 were 835,680 shares at $ 4.60 and 923,833 shares at $19.23, respectively. At December 31, 1997 and 1996, 1,690,448 shares and 1,213,420 shares, respectively, were available for future grants under these plans.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Other options and warrants issued in connection with financing transactions or for services rendered are as follows:

                     Other Outstanding Warrants and Options

                                             Outstanding and
Warrants                     Exercise Price      Exercisable     Expiration Date
--------                     --------------      -----------     ---------------

                                      $4.00            4,412              1/6/98
                                       7.00          240,928              1/6/98
                                      11.08           65,500             3/21/99
                                      12.10           62,500             7/10/99
                                      18.40           62,500             8/16/99
                                       4.00           12,500              1/6/98
                                      29.00          125,000              8/7/98
                                       1.50           50,000              1/6/99
                                      29.00          150,000              8/7/98
                                      32.50           89,286              7/5/00
                                       4.13          800,000             4/18/00
                                      23.50           60,000            12/15/99
Options
-------                              $18.24           25,000             7/24/99
                               $22.00-30.80          100,000            10/19/99
                               ------------        ---------

Total Outstanding               $1.50-32.50        1,847,626
                               ============        =========

     At December 31, 1997 an aggregate of 6,913,524 shares of Common Stock was reserved for the exercise of options and warrants.

     Effective January 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, compensation expense has been recognized only for certain options granted in 1997 at prices below the fair market at the time of grant. The amount charged to compensation during 1997 for such options was $826,000. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, Net Loss would have been increased by $3.6 million, or $0.43 per share in 1997, $5.2 million, or $1.08 per share in 1996, and $2.9 million, or $0.95 per share in 1995. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1997, 1996, and 1995 was $1.78, $8.78, and $14.10, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price of $4.12 in 1997, $16.91 in 1996 and $29.43 in 1995 and the following weighted average assumptions- risk-free interest rate of 5.5% for 1997, 5.8% for 1996, and 6.4% for 1995; expected life of

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


options: 2.5 years for 1997, 3 years for 1996, and 3 years for 1995; projected volatility of 63% for 1997, 73% for 1996, and 70% for 1995. There was no dividend yield factor for 1997 , 1996 and 1995, respectively .

7. SAVINGS PLAN AND POST RETIREMENT BENEFITS

     The Company has a 401(k) Savings Plan whereby eligible employees may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Employee contributions are matched 50% by the Company up to a maximum of 4% of employee compensation. The Company can also make an additional contribution which is at the discretion of the Board of Directors. No additional contributions were made in 1997, 1996, or 1995. Company contributions amounted to approximately $107,000 in 1997, $84,000 in 1996, and $68,000 in 1995. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. The Company does not provide any material postretirement benefits.

8. INCOME TAXES

     As of December 31, 1997, the Company had a net operating loss carry forward for tax purposes of approximately $66.1 million ($7.3 million expiring in 1999, $2.0 million expiring in 2002, $3.3 million expiring in 2007, $5.8 million expiring in 2008, $4.9 million expiring in 2009, $10.2 million expiring in 2010 , $18.4 million expiring in 2011, and $14.1 million expiring in 2012) that may be applied to reduce future taxable income. There is an annual limitation of $4,860,000 on the utilization of the Company's net operating loss carry forwards which resulted from stock ownership change in January 1995, as defined in
Section 382 of the Internal Revenue Code of 1986. Further limitations may occur if additional stock ownership changes occur which exceed certain thresholds as defined by Section 382 of the Code.

     Because of the uncertainties related to the future realization of the deferred tax asset of $25.8 and $17.8 million at December 31, 1997 and 1996, respectively, the Company has established a valuation allowance of $25.8 and $17.8 million at December 31, 1997 and 1996, respectively.

     There was no net U.S. Federal income tax benefit for 1997, 1996 or 1995 because losses incurred in those years cannot be carried back to prior years and the future realization is uncertain.

9. LOSS PER COMMON SHARE

     Losses per common share were computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options, warrants and convertible notes and debentures have not been included in per share computations, because their impact would have been antidilutive in each year. The weighted average common shares outstanding used in the computation of (loss) per common share was 8,392,723 in 1997, 4,802,068 in 1996 and 3,086,070 in 1995.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is effective for fiscal 1997. This Statement establishes accounting standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. The

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's reported loss per common share is equivalent to basic loss per share under the new standard. The Company is not required to present diluted per share amounts because it has incurred a net loss.

     All references in the consolidated financial statements referring to shares, share prices, per share amounts, and stock option plans have been adjusted to give retroactive effect to a one-for-four reverse stock split as of the close of business on December 27, 1996.

10. MANAGEMENT RESTRUCTURING

     In connection with the restructuring of its management and board of directors, the Company established a $1,410,000 provision in the second and third quarters of 1997, which is included in Selling, General & Administrative Expenses.

The restructuring provision consisted primarily of the following charges:

o $360,000 in recruiting fees paid in connection with the hiring of a Chief Executive Officer and Board members

o   $142,000 in relocation expenses paid to the Chief Executive Officer

o   $175,000 in charges related to restructuring of operations of Tanon

o $430,000 in charges related to stock options granted to now former directors and officers of the Company

o   $303,000 for the cost of severance and other expenses

11. COMMITMENTS AND CONTINGENCIES

     Lemco Associates

     The Company on a regular basis reviews and updates its public disclosure with respect to this litigation. As previously reported, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action (the "Lemco Suit"), against EAI and others alleging, among other things, that the defendants created environmental contamination at the property and seeking damages in unspecified amounts. EAI filed a response to the complaint in which it denied Lemco's allegations, asserted numerous defenses to the claims asserted and asserted a counterclaim against Lemco and crossclaims against co-defendants and others for indemnification and contribution.

     In 1947, the Company purchased land in North Long Branch, New Jersey on which it subsequently built a number of buildings and conducted a number of industrial operations. In 1954 the Company built a building known as Building 11 on that land. From the mid - 1950's through 1977, the Company conducted finishing operations such as metal plating and painting on that site using, among other machinery, a degreaser to clean metal components using a variety of solvents. In 1977, EAI leased building 11 to a company called Comax, Inc. ("Comax"), which then began operations in the building. In 1977, Comax, with technical advice from EAI, filled the degreaser with solvents and used it at least once. Comax then capped the degreaser without removing the solvents and did not use it again. In 1979, EAI sold the property and all the buildings on the site to Lemco for approximately $400,000. Comax continued to operate on the site until 1984 under a lease from Lemco.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Between 1977 and the time it ceased operations on the site, Comax was cited by local authorities for a range of environmental violations. Building 11 was demolished in or about 1991. Evidence indicates that at the time of removal the degreaser was empty. EAI believes that, between the time it was capped in 1977 and the time of its removal, the chemicals leached out gradually over time or the chemicals were spilled at the site before or after the removal of the degreaser.

     The Company believes that Lemco was aware at the time of its purchase of the site from EAI that some of the underground gasoline storage tanks on the site had leaked and that there had been previous spills of hazardous materials on the site.

     Lemco's environmental consultants have analyzed the data from test wells on the site and have concluded using a mathematical analysis and a modeling analysis that TCE contamination occurred between 1959 and 1974 and that PCE contamination occurred no later than 1968. The Company's environmental consultants have analyzed the data from the same test wells on the site and have concluded that based on a similar modeling analysis an initial TCE release to the aquifer occurred in the mid 1970's to the late 1980's and a release of PCE occurred from the mid '70's to the mid 80's. Their mathematical analysis also indicates that TCE was most likely released to the aquifer in the mid 1980's and unlikely to have been released before 1977. In addition, the evidence that would be presented at trial by EAI is consistent with that conclusion.

     The damages sought in the Lemco Suit are (i) recovery for the decreased value of the property, (ii) recovery for the cost to remediate the contamination on the property, and (iii) prejudgement interest and expert fees.

     In 1988, Lemco signed an agreement of sale for the property subject to various contingencies for a price of approximately $4 million. Further, Lemco has provided the Company with appraisal reports made by a real estate appraisal company engaged by Lemco in connection with the Lemco Suit. The reports state that it is the appraisal company's opinion that the market value of the property as of May 23, 1988 was $3.6 million and that the value of the property as of April 14, 1995 was $960,000. Lemco purchased the property in question in 1979 for approximately $400,000 .

     Lemco has provided the Company with a statement of its remediation costs through December 18, 1997, as well as an estimate of future remediation costs associated with the contamination for which it seeks recovery in the Lemco Suit. Specifically, Lemco claims that it has expended approximately $635,000 in remediation costs, including fees for legal oversight and consultation and estimates that its future remediation costs will amount to approximately $6,316,000. This estimate has been made by Lemco's environmental consultants based on their current assessment of the extent of contamination and the method and period required to complete the remediation, as well as anticipated costs and fees for legal oversight and consultation. The Company and its consultants recently completed the investigation and evaluation of additional information received from Lemco and have determined that Lemco's remediation cost estimates are overstated. The Company's experts have estimated the cost of remediation as approximately $2.4 million.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has been vigorously defending this matter by, among other things, asserting that the contamination was caused partially or completely by Comax, not EAI, and that Lemco's damage figure is substantially overstated. To the extent that it is determined that Comax contaminated the site during its tenancy with the Company from 1977 to 1979, then the Company may be held liable for such contamination as owner of the site at the time of the contamination . The Company will pursue its claim for indemnity against Comax in the event said liability is established . Additionally, the Company has participated in court ordered mediation in an effort to explore opportunities for settlement . Contemporaneously with the institution of the Lemco Suit, the Company made a demand upon its insurance carriers for coverage for the claims by Lemco. The Company's insurance carriers in 1992 agreed to pay 71% of its defense costs under a reservation of rights and have made partial payments for the period beginning on the date of the Lemco Suit to the date hereof.

     Although the Company's insurance carriers have not formally denied coverage or refused to provide a defense for the Company, the Company believed that settlement or other resolution of the Lemco Suit would be more likely with the active participation of the insurance carriers. By court order, after request by the Company, (i) the carriers were added as third party defendants in the Lemco Suit, (ii) the court ordered expedited discovery with respect to the insurance claim, (iii) the court scheduled a settlement conference for April 7, 1998 and
(iv) the court has set a new trial date of May 5, 1998. Discovery in the Lemco Suit is ongoing.

     Management of the Company believes that the range of possible loss by the Company in this matter is approximately $250,000 to $10,300,000. This range excludes prejudgement interest, if any, but includes costs and expenses, such as legal and expert fees. In the third quarter of 1997, the Company established a reserve of $250,000 to cover anticipated legal and expert fees in connection with the Lemco Suit. Management of the Company believes that the reserves it has established, together with its insurance coverage , should be sufficient to cover the costs of defending or settling the Lemco Suit and the potential losses that could be incurred by the Company in connection with the Lemco Suit . No assurance can be given that the costs incurred by the Company , or a potential award of damages against the Company, will not exceed management's current estimates, or that the insurance recovery , if any, and available resources of the Company will not be less than the current estimates of management.

     Employment Agreements

     The Company is a party to employment agreements with its executive officers and certain key operating executives which provide for severance benefits ranging from three months to two years of salary, bonus and other benefits and in some cases for vesting of any unvested options. Each such agreement has various triggering events including some or all of the following (i) the executive is terminated for any reason other than due cause, (ii) a change of control of the Company occurs, (iii) the executive's principal location is moved more than 30 miles from its current location or (iv) the executive's position is materially changed.

12. OTHER EXPENSES

     Other Expenses consist primarily of the following charges in 1997: (i) write-off of certain intangibles of ($1,758,000), relating to the Tanon acquisition, (ii) write-off of non-refundable deposit of ($1,020,000) paid to Tri-Star, (iii) write-off of fixed assets of ($390,000).

                      EA INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Other Expenses consist primarily of the following charges in 1996: (i) ($812,000) representing equity share of BarOn's losses, (ii) ($449,000) representing equity share of EATI's losses, (iii) valuation adjustment of ($1,647,000) on the investment in EATI, (iv) valuation adjustment of ($649,000) on the investment in BarOn, (v) write-down of ($907,000) in non-recourse note receivable from former owner of Tanon secured by pledge of Common Stock of the Company, and (vi) the write-off of fixed assets of ($563,000).

     Other Expenses consist primarily of the following charges in 1995: (i) ($802,000) representing equity share of BarOn's losses and (ii) ($49,000) representing equity share of EATI's losses.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1997 and 1996 are as follows:


                                First            Second          Third           Fourth
                                -----            ------          -----           ------
1997
----
Net Sales                      $14,625          $16,677         $21,243        $ 23,966
Gross profit (loss)                165              (74)          1,026            (810)
Net Loss                       $(2,603)         $(7,236)        $(1,502)       $ (6,721)
                                -------          -------         -------        --------
Loss per common share          $ (0.35)         $ (0.93)        $ (0.17)       $  (0.72)
                                =======          =======         =======        ========


1996
----
Net Sales                      $24,025          $22,388         $17,595        $ 17,617
Gross profit (loss)              1,391            1,589            (142)         (2,358)
Net Loss                       $(3,869)(1)      $(3,633)(1)     $(6,265)(1)    $(16,187)
                                -------          -------         -------        --------
Loss per common share          $ (0.93)(1)      $ (0.77)(1)     $ (1.24)(1)    $  (3.07)
                                =======          =======         =======        ========

(1) Restated to reflect interest expense resulting from the incremental yield embedded in the conversion terms of certain convertible notes and debentures described in Note 4.

                      EA Industries, INC. AND SUBSIDIARIES

                         SCHEDULE II - VALUATION ACCOUNT

                   For the Three Years Ended December 31, 1997
                             (thousands of dollars)




Description                                 Balance at    (Charged)     Deductions(1)   Balance
-----------                                 Beginning      Credited     -------------   at End of
                                            Of Period    to Costs and                   Period
                                            ---------      Expenses                     ------
                                                           --------


1997:  Allowance for doubtful accounts      $(1,100)      ($134)              $214      ($1,020)
                                            =======       =====               ====      =======

1996:  Allowance for doubtful accounts      $(385)        ($899)(3)           $184      $(1,100)
                                            =======       =====               ====      =======

1995:  Allowance for doubtful accounts      $(307)(2)     ($91)               $13       $(385)
                                            =======       =====               ====      =======



(1) Write-off of uncollectible accounts

(2) Adjusted to include Tanon Balance

(3) Includes provisions for Gyration Inc. of $750

                                    PART III

Items 10-13 are hereby incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

       2.2 Form of Joint Venture Agreement in connection with IAI Joint Venture was filed as Exhibit 2.2 to the Company's Current Report on Form 8-K (Date of Report: August 3, 1995) and is hereby incorporated herein by reference.

       3.1    Certificate of Incorporation, as amended, was filed as Exhibit
              3.1 to the Company's Registration on Form S-1, No. 33-81892, as amended and is hereby incorporated by reference.

       3.2    Amendment to Certificate of Incorporation was filed as Exhibit
              3.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and is hereby incorporated herein by reference.

       3.3    Amendment to Certificate of Incorporation was filed as Exhibit
              3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated herein by reference.

       3.4 By-Laws, as amended, were filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KA for the year ended December 31, 1994, and are hereby incorporated by reference.

       4.1 Specimen of Common Stock share certificate, was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,

              1996 and is hereby incorporated herein by reference.

   (*) 10.1 1972 Stock Option Plan, as amended and restated, was filed as Appendix III to the Company's Proxy Statement dated April 18, 1994, and is hereby incorporated by reference.

       10.2 Form of grant letter with respect to options granted pursuant to the 1972 Stock Option Plan was filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and is hereby incorporated by reference.

   (*) 10.3 1994 Stock Option Plan for Non-Employee Directors, was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and is hereby incorporated by reference.

    (*)10.4 1994 Equity Incentive Plan as amended and restated, and approved by the shareholders of the Company was filed as an appendix to the Company's Proxy Statement dated July 23, 1997 and is hereby incorporated by reference.

       10.5 Second Amendment of Lease and Option Agreement, dated as of April 1, 1989, between the Company and 185 Monmouth Parkway Associates was filed as Exhibit (a) to the Company's Report on Form 10-Q for the three months ended March 31, 1989, and is hereby incorporated by reference (File No. 1-4680).

       10.6 Revolving Credit and Security Agreement dated May 3, 1996, between IBJ Schroder Bank & Trust Company and Tanon
              Manufacturing, Inc. was filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the Quarter ended March 30, 1996 and is incorporated by reference,

       10.7 Form of Subscription Agreement and Form of 9% Convertible Subordinated Debenture issued in May and June 1996 in connection with the investment in Aydin Corporation was filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 30, 1996 and is hereby incorporated by reference.

   (**)10.8 Employment Agreement dated December 20, 1996 between the Company and Howard Kamins was filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated herein by reference.

       10.9 Form of Subscription Agreement and Form of 10% Series A Convertible Notes issued by the Company was filed as Exhibit
              10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.10 Registration Rights Agreement dated January 23, 1997 between Aydin Corporation and the Company was filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.11 Letter Agreement and dated February 25, 1997 between Aydin Corporation and the Company regarding option to be granted to the Chairman of Aydin Corporation was filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.12 Stock Option Agreement dated February 27, 1997 between the Company and the Chairman of Aydin Corporation was filed as
              Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.13 Letter of Intent dated December 23, 996 by and among Tanon Manufacturing, Inc., Tri-Star Technologies Co., Inc. and Michael P. Downes was filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.14 Letter of Intent dated December 23, 1996 by and among Tanon Manufacturing, Inc., Tri-Star Realty Trust and Michael P. Downes was filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.15 Memorandum of Understanding dated December 23, 1996 by and among the Company, Tanon Manufacturing, Inc., Tri-Star Technologies Co., Inc., and Michael P. Downes was filed as
              Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.16 Promissory Note dated January 20, 1997 in the principal amount of $1 million issued by the Company to Millenco, L.P. was filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.17 Stock Pledge Agreement dated January 20, 1997 between the Company and Millenco, L.P. was filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.18 Warrant dated January 20, 1997 to purchase 50,000 shares of the Company's Common Stock issued to Millenco, L.P. was filed as
              Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996


       10.19 Promissory Note dated January 6, 1997 in the principal amount of $1 million issued by the Company to ACE Foundation, Inc. was filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.20 Stock Pledge Agreement, dated January 6, 1997 between the Company and ACE Foundation, Inc. was filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.21 Warrant dated January 6, 1997 to purchase 50,000 shares of Company's Common Stock issued to ACE Foundation, Inc. was filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

       10.22 Form of Class A Warrant issued to each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit 10(X) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

       10.23 Form of Class B Warrant issued to each purchaser in connection with the private sale of the Company's securities in January 1994, was filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

       10.24 Agreement to Issue Warrants, dated January 28, 1994, between the Company and Norcross Securities, Inc. together with a Warrant issued by the Company and a form of a Warrant issuable under certain circumstances, comprising Exhibits to the Agreement to Issue Warrants, was filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

       10.25 Second Amendment, dated August 4, 1993, to Second Amendment of Lease and Option Agreement, dated as of April 1, 1989, between the Company and 185 Monmouth Parkway Associates, L.P. and letter dated August 6, 1993, modifying Second Amendment, dated August 4, 1993, to Second Amendment of Lease and Option Agreement, was filed as
              Exhibit 10(ab) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated by reference.

   (**)10.26  Employment Agreement, dated as of May 8, 1996 between the Company and Frank G. Brandenberg.

       10.27 Form of Class C Warrant issued to each purchaser in connection with the private placement of the Company's securities which was commenced in June 1994, was filed as Exhibit 10.29 to the Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

    (*)10.28 1994 Equity Incentive Plan, as adopted by the Company's shareholders on June 28, 1994, as amended and restated.

    (*)10.29 1994 Stock Option Plan for Non-Employee Directors, as adopted by the Company's shareholders on May 17, 1994, as amended and restated.

   (**)10.30  Form of Consulting Agreement entered into between the
              Company and Irwin L. Gross on March 21, 1994, was filed as
              Exhibit 2 to the Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

       10.31 Form of Placement Agent's Warrant Agreement entered into between the Company and Neidiger/Tucker/Bruner, Inc., together with a Form of Warrant issued by the Company comprising an Exhibit to the Placement Agent's Warrant Agreement, was filed as Exhibit 10.35 to the Company's Registration Statement on Form S-1, No. 33-81892, as amended, and is hereby incorporated by reference.

   (**)10.32  Amendment dated March 23, 1995 to Consulting Agreement dated
              March 21, 1994 between Irwin L. Gross and Electronic Associates, Inc. filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994, and is hereby incorporated by reference.

       10.33  Form of 6% Convertible Notes Issued in April 1997 was filed as
              Exhibit 4.5 to the Company's Form S-3A (File No. 333-21605 and is hereby incorporated by reference.

       10.34 Form of Amended GFL Note was filed as Attachment A to the Company's Preliminary Proxy Statement filed on February 17, 1998 and is hereby incorporated by reference.

       10.35 Form of Warrant issued in connection with Amended GFL Notes was filed as Attachment B to the Company's Preliminary Proxy Statement filed on February 17, 1998 and is hereby incorporated by reference.

       10.36 Form of Amended 10% Series A Note was filed as Attachment C to the Company's Preliminary Proxy Statement filed on February 17, 1998 and is hereby incorporated by reference.

       10.37 Form of Warrant issued in connection with Amended 10% Series A Notes was filed as Attachment D to the Company's Preliminary Proxy Statement filed on February 17, 1998 and is hereby incorporated by reference.

       10.38 Form of Warrant issued in connection with Stand-by financing commitment.

       10.39 Letter dated December 12, 1997 from the New York Stock Exchange to the Company was filed as Exhibit 4.4 to the Company's Form S-3A (File No. 333- 21605 and is hereby incorporated by reference.

       10.40 Agreement of Purchase and Sale dated as of December 23, 1997 by and among Service Assembly, Inc., the Company and the shareholders of Service Assembly was filed as Exhibit 2.3 to the Company's Form S-3 (File No. 333-4483 and is hereby incorporated by reference.

       10.41  Form of 10% Series B Convertible Notes.

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

   27    Financial Data Schedule

(*) Constitutes a compensatory plan filed pursuant to Item 14(c) of the Company's Annual Report on Form 10-K.

(**) Constitutes a management contract filed pursuant to Item 14(c) of the Company's Annual Report on Form 10-K.

     The Company will provide copies of the above Exhibits to shareholders upon the payment of a fee of $4 per order to cover postage and handling plus seven cents per page. Requests for such copies should be directed to Claudia Rose, EA Industries, Inc., 185 Monmouth Parkway, West Long Branch, New Jersey 07764.

     (b) The Company did not file a Report on Form 8-K during the calendar quarter ended December 31, 1997.

     (c) See Item 14(a) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         EA INDUSTRIES, INC.

         Registrant

         By: /s/ James Crofton
             ----------------------------------
             James  Crofton, Treasurer
             and Vice President - Finance
             Chief Financial Officer
             (Principal Financial and Chief Accounting Officer)

Dated:  March 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                   Title                                                Date
---------                                   -----                                                ----

/s/ Frank G. Brandenberg                    President, Chief Executive                           March 13, 1998
--------------------------------            Officer and Director
Frank G. Brandenberg                        (Principal Executive
                                            Officer)

/s/ James Crofton                           Treasurer, Vice President-                           March 13, 1998
--------------------------------            Finance and
James Crofton                               Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

/s/ Edward A. Blechschmidt                  Director                                             March 5, 1998
--------------------------------
Edward A. Blechschmidt

/s/ Kenneth W. Cannestra                    Director, Chairman of the                            March 9, 1998
--------------------------------            Board
Kenneth W. Cannestra

/s/ Brian I. Finkel                         Director                                             March 13, 1998
--------------------------------
Brian I. Finkel


/s/ Ross Manire                             Director                                             March 13, 1998
--------------------------------
Ross Manire


/s/ Shrawan K. Singh                        Director                                             March 11, 1998
--------------------------------
Shrawan K. Singh

/s/ Ronald Verdoorn                         Director                                             March 13, 1998
--------------------------------
Ronald Verdoorn

