Form 10-Q
period 1998-03-28
EA INDUSTRIES INC /NJ/
filed 1998-05-12
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 28, 1998     Commission file number 1-4680


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X N
                                       -
        ----------------------------------------------------------------

As of March 28, 1998, there were 11,894,363 outstanding shares of the Registrant's Common Stock.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                 Mar. 28, 1998  Dec. 31, 1997
                                                                 -------------  -------------
ASSETS

Current Assets:
  Cash and cash equivalents                                         $  1,054       $    595
  Receivables, less allowance of $1,000 in 1998
    and $1,020 in 1997 for doubtful accounts                          13,010         12,666
  Inventories                                                          9,383         13,175
  Prepaid expenses and other assets                                      804            881
                                                                    --------       --------
                 TOTAL CURRENT ASSETS                                 24,251         27,317
                                                                    --------       --------

Equipment and leasehold improvements                                  20,558         19,201
          Less accumulated depreciation                               (8,749)        (8,397)
                                                                    --------       --------
                                                                      11,809         10,804
                                                                    --------       --------

Other Investments held for sale                                        1,050          1,050
                                                                    --------       --------

Intangible assets                                                     13,262         10,573
           Less accumulated amortization                              (2,608)        (2,452)
                                                                    --------       --------
                                                                      10,654          8,121
                                                                    --------       --------
Other assets                                                             644            570
                                                                    --------       --------
                                                                    $ 48,408       $ 47,862
                                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT )
Current Liabilities:
           Revolving Credit Facility                                $  9,175       $  8,654
           Current portion of Capital Lease Obligations                1,846          1,839
           Current portion of Convertible Notes and Debentures        12,115         12,767
           Accounts payable                                           12,665         15,793
           Accrued expenses                                            4,328          5,051
                                                                    --------       --------
                           TOTAL CURRENT LIABILITIES                  40,129         44,104
                                                                    --------       --------
Long-Term Liabilities:
            Long-term portion of Capital Lease Obligations             2,661          2,975
            Convertible Notes and Debentures                            --            1,000
            Mortgage Note Payable                                        437           --
            Accrued excess leased space costs                            156            314
            Other long-term liabilities                                  602            570
                                                                    --------       --------
                           TOTAL LONG-TERM LIABILITIES                 3,856          4,859
                                                                    --------       --------
                           TOTAL LIABILITIES                          43,985         48,963
                                                                    --------       --------
Shareholders' Equity (Deficit):
Common Stock                                                          97,194         90,270
Accumulated Deficit                                                  (92,771)       (91,307)
                                                                    --------       --------
                                                                       4,423         (1,037)
            Less common stock in treasury, at cost                      --              (64)
                                                                    --------       --------
             TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                      4,423         (1,101)
                                                                    --------       --------
                                                                    $ 48,408       $ 47,862
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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)

                                                           Quarter Ended
                                                 ---------------------------------
                                                 March 28, 1998     March 29, 1997
                                                 --------------     --------------

Net Sales                                          $    19,182        $    14,625
                                                  ------------       ------------


Cost of Sales                                           18,268             14,460
Selling, General and Administrative Expenses             1,756              1,901
Research and Development                                   102                  0
                                                  ------------       ------------
Total                                                   20,126             16,361
                                                  ------------       ------------


Loss from Operations                                      (944)            (1,736)
                                                  ------------       ------------
Interest Expense                                           659                850
Interest Income                                             (2)                (8)
Other (Income)/Expense, net                               (137)                25
                                                  ------------       ------------

Net Loss                                          ($     1,464)      ($     2,603)
                                                  ============       ============

Loss Per Common Share                             ($      0.14)      ($      0.35)
                                                  ============       ============

Weighted Average Common Shares Outstanding          10,333,999          7,442,863
                                                  ============       ============



          The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                    For The Three Months Ended March 28, 1998
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                                                      Accumulated
                                                  Common Stock                   Treasury Stock         Deficit
                                           ------------------------            ------------------     -----------
                                             Shares          Amount            Shares      Amount
                                           ----------       -------            ------      ------

Balance December 31, 1997                   9,438,613       $90,270            (7,369)      ($64)      ($91,307)
Net Loss                                                                                                ($1,464)
Issuance of Common Stock
  SAI Acquisition                           1,069,257         3,742
Exercise of Stock Options                      41,767           146
Value of Warrants Issued in
  Connection with Financing                        --           133
Debt conversion                             1,101,295         1,652
Value of Shares Issued For Services            62,548           153             7,369         64
Exercise of Class A and B Warrants            180,883         1,081
Other                                              --            17
                                           ----------       -------            -------      -----      ---------
Balance, March 28, 1998                    11,894,363       $97,194                 0          0       ($92,771)
                                           ==========       =======            =======      =====      =========

           The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                     Quarter Ended
                                                             -------------------------------
                                                             March 28, 1998   March 29, 1997
                                                             --------------   --------------
Cash Flows from Operating Activities:
  Net Loss                                                       $(1,464)        $(2,603)
  Adjustments to reconcile net loss to net
    cash provided/(used) by operating activities:
    Depreciation and amortization                                    699             766
     Non-cash interest charges                                         7              37
    Value of warrants issued in connection with financing            133             175
     Value of shares issued for services                             217              68

Cash provided/(used) by changes in:
   Receivables                                                       146           2,732
   Inventories                                                     3,792              72
   Prepaid expenses & other assets                                    70             (22)
   Accounts payable and accrued expenses                          (4,089)         (3,047)
   Accrued excess leased space costs                                (158)           (184)
   Other operating items - net                                       (54)              7
                                                                 -------         -------
Net cash provided/(used) by operations                              (701)         (1,999)
                                                                 -------         -------
Cash flows from Investing Activities:
   Capital Expenditures                                             (281)           (570)
   Investments, including those in affiliates                       --            (1,012)
                                                                 -------         -------
Net cash provided/(used) by investing activities                    (281)         (1,582)
                                                                 -------         -------
Cash flows from Financing Activities:
   Net borrowings/(repayments) under credit facilities               521          (1,499)
   Net proceeds/(repayments) from capital leases                    (307)           (221)
   Net proceeds from convertible subordinated debt                  --             2,250
   Net proceeds from Promissory Notes                               --             2,000
   Proceeds from the exercise of stock options                       146              10
   Net proceeds from exercise of warrants                          1,081             700
                                                                 -------         -------
Net cash provided/(used) by financing activities                   1,441           3,240
                                                                 -------         -------

Net Increase/(Decrease) in Cash and Cash Equivalents                 459            (341)
Cash and Cash Equivalents at Beginning of Period                     595             461
                                                                 -------         -------
Cash and Cash Equivalents at End of Period                       $ 1,054         $   120
                                                                 =======         =======


            The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                           Quarter Ended
                                                                  --------------------------------
                                                                  March 28, 1998    March 29, 1997
                                                                  --------------    --------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                          $  949            $  551
                                                                      ======            ======
Non cash financing activities:
    Conversion of debt to equity                                      $1,652            $2,525
    Value of stock issued in connection with acquisitions              3,742                --
    Value of warrants issued in connection with financings               133               175
    Value of shares issued for services                                  217                68
                                                                      ------            ------
         TOTAL                                                        $5,744            $2,768
                                                                      ======            ======

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

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended March 28, 1998 are not necessarily indicative of results of operations expected for the full year.

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

Losses per common share amounts were computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options, warrants and convertible notes and debentures have not been included in per share computations, because their impact would have been antidilutive in each period.

The Company's accounting policy is to accrue for legal expenses as they are billed to the Company except to the extent an earlier accrual is required for litigation and other claims.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is effective for fiscal 1997. This Statement establishes accounting standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS for companies with complex capital structures. The Company's reported net loss per common share is equivalent to basic loss per share under the new standard. The Company is not required to present diluted per share amounts because it has incurred a net loss. At March 28, 1998 the Company had outstanding convertible notes and debentures convertible into approximately 3,200,000 shares of its Common Stock as of that date, warrants to purchase approximately 2,668,000 shares of its Common Stock and outstanding options to purchase approximately 3,800,000 shares of its Common Stock.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which requires a company to report comprehensive income and its components in a full set of financial statements. This Statement is effective for full fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes net income and other comprehensive income such as foreign translation adjustments, minimum pension liability adjustments and unrealized gains and losses on available-for-sale securities. The Statement applies to all companies that provide a full set of financial statements. It specifies requirements for reporting formats for comprehensive income and all its components, calculation and display of reclassification adjustments, display of the accumulated balance of other comprehensive income in equity, and interim period reporting. The Company adopted this Statement as of January 1, 1998, however this Statement only impacts on disclosure requirements and, therefore, has no impact on the Company's financial position or results of operations. Since the Company had no other elements of comprehensive income for the quarter covered by this report the comprehensive income was equal to the net loss and the statement did not have any impact on the disclosure herein.

(2) Operations and Liquidity

The Company's primary credit facility is an asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility") to Tanon. Advances under the Schroder Loan Facility can only be used to fund the operations of Tanon. At March 28, 1998, $9,175,000 was outstanding under the Schroder Loan Facility which represented approximately 80% of the available funds, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to fixed charges, and to maintain a minimum tangible net worth. At March 28, 1998, Tanon was in compliance with all of these requirements, except the required minimum tangible net worth. The Company has requested that Schroder waive such requirement for March 28, 1998. Based on the Company's current projections, the Company will not be able to meet this requirement during the first half of 1998, however, management has had discussions with Schroder and has requested that Schroder adjust the required minimum net worth ratio to reflect the operations of Tanon contained in the current business plan of Tanon for 1998.

All of the convertible securities issued by the Company are currently due within one year. As of March 28, 1998 this included certain 6% Notes, the Convertible Notes and the Amended Series A Notes, representing approximately $10.8 million in debt. The Company has filed a registration statement covering the shares issuable upon conversion of the 6% Notes. The Registration Statement was declared effective on April 7, 1998, and as such these Notes are no longer payable upon demand. The Company also held a special meeting of its shareholders on April 14, 1998 at which time the revised terms of the Convertible Notes and the Amended Series A Notes were approved. None of the Company's convertible debt is currently due on demand, however, all of such debt is currently due and payable within one year. The Company expects these notes will be converted into equity in accordance with their terms.

A portion of the Company's strategy is to acquire or internally develop additional sites for Tanon Express facilities. In addition, in the past few years, the Company has periodically extended the time in which it pays its accounts payables to conserve its capital resources and to allow the Company to concentrate such resources on the costs associated with growth. Management of the Company has concluded that it would be advisable to increase its capital resources that would be available for acquisitions, for operating contingencies and to bring the Company's timing on payment of accounts payables to a level more consistent with standard practice in its industry. The Company may seek to raise additional debt or equity in the second or third quarter of this year in order to accomplish these goals.

The Company's financial projections indicate that operating losses and negative cash flow for the Company as a whole will continue through the second quarter of 1998. The Company is also forecasting an increase in sales during the remainder of 1998 resulting from the Company's recent success in attracting new customers as well as retaining existing customers. Management believes that, even if it does not raise such additional capital the expected increase in sales will result in an improvement in cash flows from operations, and that such improved cash flow, along with available funds under the Schroder Loan Facility together with its available capital resources will be sufficient to fund its ongoing operations in a fashion consistent with its past practices, excluding any acquisitions made with cash. No assurance can be given that such a sales increase will occur or be reflected in the Company's operating results.

The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If the Company's results of operations are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without raising additional capital or a significant restructuring, which could include a major reduction in general and administrative expenses and liquidation of assets involving the sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations or that the Company would be successful in raising additional capital.

The Company has incurred significant losses and had negative cash flows from operations for the last seven years and the three months ended March 28, 1998. The Company's independent public accountants issued their opinion in respect to the Company's 1997 Financial Statements modified with respect to uncertainties regarding the ability of the Company to continue as a going concern. The Company's Financial Statements do not incorporate any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in implementing its plans, obtaining additional capital or achieving the results contained in their current plans and forecasts.

Except for historical matters contained in this Report, statements made in this Report are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements, including loss of current customers, failure to obtain anticipated contracts or orders from new customers, failure to obtain financing, higher material or labor costs, unfavorable results in litigation against the Company, economic, competitive, technological, governmental, and other factors discussed in the Company's filings with the Securities and Exchange Commission .

(3) Acquisition of Service Assembly, Inc. ("SAI")

The Company purchased Service Assembly, Inc. ("SAI"), which is based in Wareham, Massachusetts, outside of Boston. The Company paid $3,742,400 (the "Purchase Price") for SAI by delivering the equivalent number of shares of its Common Stock to the owners of SAI (the "SAI Shareholders"), and agreed to register such shares for resale by the SAI Shareholders.

SAI's net sales for the fiscal year ended October 31, 1997 were approximately $3,700,000 and its net income was approximately $178,000, after deductions for compensation and other payments to the shareholders of SAI. SAI will be operated as a Tanon Express facility and its results of operations for the month of March 1998 have been included in the Consolidated Financial Statements for the period ended March 28, 1998. Each Tanon Express facility will be dedicated to quick turn and prototype electronic manufacturing services located in close proximity to customer engineering and manufacturing operations. These facilities will engage the customer early in the product cycle and will provide quick turn and short lot runs to meet the customer's needs during the final stages of product design and the early stages of product start up.

A summary of the accounting for the Purchase Price and the resultant intangibles follows.

Equivalent fair market value of shares of EAI
Common Stock exchanged for 100% of the
outstanding shares of SAI common stock                            $3,742,000
Investment Costs (due diligence, etc.)                                75,000
                                                                  ----------
Total Investment                                                   3,817,000
Estimated Fair Value of Tangible Net Assets                        1,128,000
                                                                  ----------
Goodwill                                                          $2,689,000
                                                                  ==========

The Company has estimated the fair value of the assets acquired and intends to obtain an appraisal and adjust that estimate if necessary. The Company initially issued 1,069,257 shares to an agent for the shareholders of SAI in payment of the Purchase Price. The agent sold a portion of such shares until he had received net proceeds of $3,742,400 and the remaining shares have been returned to the Company. The agent sold a total of 890,100 shares of the Company's Common Stock.

(4) Joint Venture with WKK America (Holdings), Inc.

On April 15, 1998, the Company announced a marketing agreement between its operating subsidiary, Tanon Manufacturing, Inc. and WKK America (Holdings), Inc. ("WKK"), a $300 million, multi-national electronic contract manufacturer.

The marketing agreement provides for the electronics manufacturing services of both companies to be jointly marketed to both companies' customers and for each company to be paid a fee for referral of business. This joint marketing agreement provides Tanon with access to a low labor cost manufacturing source located in The People's Republic of China ("PRC"), for labor intensive products. This addition complements the existing automated factory high volume capabilities located in West Long Branch, New Jersey and Fremont, California as well as the recently acquired Tanon Express quick-turn prototype center in Wareham, Massachusetts. WKK's presence in the PRC also gives Tanon a customer service point in the Far East.

The agreement provides WKK with highly automated, volume manufacturing capabilities, prototype and other product startup services and customer support in the USA, thereby expanding its ability to serve its customers worldwide.

(5) Contingencies

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

The Company and Lemco have agreed to settle the Lemco Suit for the sum of $8,500,000 (the "Settlement") and the Company has assigned to Lemco all of its rights to be indemnified by the insurance carriers who have issued policies covering claims of the type asserted in the Lemco Suit for the relevant time periods. The Settlement is subject to final approval by the courts of New Jersey, including all appeals, that (a) the Settlement is fair, reasonable and non-collusive, (b) a determination that the carriers have policies of insurance which would require them to act as indemnitors with respect to the claims asserted in the Lemco Suit and to pay the Settlement and (c) a determination that the indemnification is assignable to Lemco as part of the Settlement. If it is determined by the courts that the carriers have defenses that would reduce their obligations to an amount less than $8,500,000, then the Company would be responsible to pay Lemco one third of the difference between the Settlement and the amount awarded by the court to the carriers, up to a maximum of $333,333. If the court determines that the responsibility of the carriers is less than $7,500,000, Lemco at its sole discretion may void the Settlement. If Lemco settles the claims against the carriers for less than $8,500,000, the Company has no responsibility to pay Lemco any part of the difference. The Company has agreed to cooperate with Lemco in obtaining court approval of the Settlement and in prosecuting the claims against the carriers. On March 26, 1998, Lemco and the Company petitioned the Superior Court of New Jersey, Law Division, Monmouth County to approve the Settlement.

For further information including a more complete description of the Lemco Suit please see the Company's Annual Report on Form 10-K for 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         On January 4, 1995, the Company acquired Tanon, a privately-owned contract electronic manufacturing firm with operations located in Fremont, California. In May 1996, the Company consolidated all of its contract electronic manufacturing business into Tanon.

         On August 5,1995, the Company entered into a Joint Venture Agreement with Israel Aircraft Industries, Ltd. ("IAI"), to commercialize technology developed by IAI (the "Joint Venture"). The Company has determined that the Joint Venture is not an essential element of its core strategy and has been attempting to sell or otherwise dispose of its interest in the Joint Venture. The investment in the Joint Venture has been classified as an unconsolidated subsidiary held for sale in the Company's Consolidated Financial Statements.

         In March, 1998, the Company acquired Boston area based Service Assembly, Inc. ("SAI"), a privately held electronic manufacturing services company engaged in custom engineering and prototype electronic manufacturing operations. The consolidated financial statements include SAI's March 1998 results of operations. SAI is a wholly owned subsidiary of EA Industries, Inc. and the first Tanon Express facility.

Results of Operations

         During the first quarter of 1998, the Company's sales and cost of sales increased in total value but cost of sales decreased as a percentage of sales. Selling, general and administrative expenses decreased in total value and as a percentage of sales. The Company had a net loss of approximately $1,464,000 for the first quarter of 1998. Due to a change in the calendarization of the reporting periods, the first quarter of 1998 was one full week shorter than the comparable quarter last year.

         The increase in sales to approximately $19,182,000 in the first quarter of 1998 resulted primarily from an increase in sales to the existing customer base and sales to several new customers partially offset by the decrease in sales to the Company's largest customer, Advanced Fibre Communications ("AFC"). Sales to AFC during the first quarter were approximately $4.3 million, projected sales to AFC during the second quarter are expected to be less than $1,000,000 and the Company is projecting no sales to AFC after the second quarter. Sales volume to the existing customer base (excluding AFC) increased significantly from the first quarter of 1997 as compared to the first quarter of 1998 and the Company expects continued improvement (excluding AFC) for the remainder of 1998. The Company also expects an increase in sales to new customers for the remainder of 1998. During the fourth quarter of 1997 and the first quarter of 1998 the Company obtained 11 new customers and management believes that by the end of the year revenues from these new accounts will more than offset the lost revenues from the projected termination of business from AFC. Many of these customers are in the early stage of their product development and it is difficult to predict how quickly their businesses will develop and, as a result, the timing of when their order volume with Tanon will increase is also difficult to predict precisely.

         The improvement in marketing has resulted from, among other factors, the following steps taken by the new management team in late 1997 and early 1998:

o Replacing of the President of the East Coast Operations with an executive experienced in sales and marketing in the electronics industry.
o Hiring new sales executives at each facility.
o Replacing under-performing representative firms.
o Hiring additional representative firms to expand geographic sales coverage for the Company.
o Establishing customer specific performance metrics to assure customer satisfaction.
o Adding additional services to the Company's product mix such as "quick-turn" and prototype services, depot maintenance, and engineering support services. Each additional offering generates incremental sales, as well as strengthening customer relationships.
o Establishing Tanon EXPRESS facilities in geographic concentrations of potential customers.
o Enhancing relationships with several distributors of electronics parts to cooperate in joint bids for work with the Company's existing and new customers.
o Refining the process of selecting prospects so as to maximize sales.
o Involving the new Board of Directors in the process of customer referrals.
o Signing marketing agreement with WKK Holdings (America), Inc.
o Automating the quotation process to handle a much larger volume of customer requests for quotes at a much faster speed.

         Cost of sales increased to approximately $18,268,000 in the first quarter of 1998 from approximately $14,460,000 in the same quarter in 1997 but decreased as a percentage of revenue to 95.2% in the first quarter of 1998 compared with 98.9% in the same period in 1997. A large percentage of cost of sales consists of fixed costs and, as a result, cost of sales as a percentage of revenue decreases as revenue increases. Gross profit was approximately $914,000 for the first quarter of 1998, compared to approximately $165,000 for the same period in 1997, reflecting the significant increase in sales for the first quarter of 1998.

         Selling, general and administrative expenses decreased to approximately $1,756,000 in the first quarter of 1998, from approximately $1,901,000 in the same quarter of 1997. The decline was primarily a result of decreased holding company expenses in the first quarter of 1998 as compared to the same period in 1997. Selling, general and administrative expenses as a percentage of revenue decreased to 9.2% in the first quarter of 1998 as compared to 13.0% for the same period in 1997.

         Interest expense was approximately $659,000 in the first quarter of 1998 compared to approximately $850,000 in the first quarter of 1997. The decline is primarily attributable to a decrease in aggregate interest and other charges in 1998 related to borrowings and convertible securities issued by the Company, and declining balances and corresponding declines in interest charges on capital leases offset by a slight increase in revolving credit borrowings.

         Other (income)/expense, net in the first quarter of 1998 included (i) $75,000 from the sale of warrants to purchase common stock of Aydin Corporation ("Aydin") (NYSE:AYD), (ii) approximately $36,000 from the gain on the sale of excess capital equipment, and (iii) other income of $26,000. In the first quarter of 1997, there was a write-off of expenses of approximately $93,000 related to the

Company's investment in BarOn Technologies, Ltd. offset by a gain on the sale of excess capital equipment of $68,000.

         The Company's consolidated backlog at March 28, 1998 was approximately $50,894,000, as compared to approximately $31,822,000 for the same period in 1997. The Company typically receives orders from its customers on a flexible schedule to meet the sales/delivery schedule to the ultimate consumer. These purchase orders specify delivery of product over periods ranging from as short as 30 days or as long as a year and are adjusted as the sales by the Company's customers to ultimate consumers change. The amount of inventory produced and stored on behalf of customers also varies from time to time. Consequently, the Company's backlog at the end of a period is not necessarily indicative of future shipments to those customers.

Liquidity and Capital Resources

         Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at March 28 1998 as compared to the consolidated financial position of the Company at December 31, 1997. Net cash used by operations of $552,000 in the first three months of 1998 decreased by $1,447,000 from cash used in operations of $1,999,000 in the same period in 1997. The decrease in net cash used by operations was primarily the result of the decrease in inventories, offset with a related reduction in accounts payables.

         Liquidity, as measured by cash and cash equivalents, increased to $1,054,000 at March 28, 1998 from $595,000 at December 31, 1997. Liquidity as measured by working capital, was a negative $15,878,000 at March 28, 1998 as compared with a negative working capital of $16,787,000 at December 31, 1997. The increase in working capital was primarily a result of the significant reduction in accounts payables and accrued expenses by approximately $4,100,000, the reduction in the current portion of convertible debentures by approximately $700,000, offset by a decrease in inventories of approximately $3,800,000 and a slight increase in the amount borrowed under the Schroder Loan Facility. The Company's ability to generate internal cash flows results primarily from the sales of its contract electronic manufacturing services. For the first quarter of 1998, revenue from contract manufacturing services increased by $4,557,000 from $14,625,000 in the same period in 1997. Accounts receivable increased slightly in the first quarter while inventory decreased by approximately $3,800,000 as a result of the Company's plan to increase inventory turns during the year by ordering materials only to the extent such ordering is based on firm customer orders.

         Cash flows from financing activities during the first quarter of 1998 were $1,441,000 resulting primarily from the exercise of Class A and Class B Warrants for $1,081,000, and an increase in borrowing under the Schroder Loan Facility of approximately $500,000.

         Net cash in the amount of $281,000 was used for investing activities for the first quarter of 1998. Funds were utilized for capital equipment purchases for the Company's New Jersey facility.

         The Company's primary credit facility is an asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility") to Tanon. Advances under the Schroder Loan Facility can only be used to fund the operations of Tanon and are secured by substantially all of the assets of Tanon and a guarantee by the Company. The Schroder Loan Facility prohibits Tanon from distributing or loaning cash generated by contract manufacturing to EAI, except in certain very limited circumstances. At March 28, 1998, $9,175,000 was outstanding under the Schroder Loan Facility which represented approximately 80% of the funds available, calculated in accordance with the availability formula of the Schroder Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to certain fixed charges, and to maintain a minimum tangible net worth. At March 28, 1998, Tanon was in compliance with all of these requirements, except the required minimum tangible net worth. The Company has requested that Schroder waive such requirement for March 28, 1998. Based on the Company's current projections, the Company will not be able to meet this requirement at the end of the second quarter of 1998, however management has had discussions with Schroder and has requested that Schroder adjust the required minimum net worth ratio to reflect the results of operations of Tanon contained in the current business plan of Tanon for 1998.

         All of the convertible securities issued by the Company are currently due within one year. At March 28, 1998 this included certain 6% Notes, the Convertible Notes, and the Amended Series A Notes, representing approximately $10.8 million in debt. Approximately $1.3 million of these Notes have been converted into equity in accordance with their terms and at May 4, 1998 approximately $10,250,000 of the Company's convertible debt is due within one year and no portion of this debt was due on demand. The Company also expects all of these notes to be converted into equity in accordance with their terms.

         A portion of the Company's strategy is to acquire or internally develop additional sites for Tanon Express facilities. In addition, in the past few years, the Company has periodically extended the time in which it pays its accounts payables to conserve its capital resources and to allow the Company to concentrate such resources on the costs associated with growth. Management of the Company has concluded that it would be advisable to increase its capital resources that would be available for acquisitions, for operating contingencies and to bring the Company's timing on payment of accounts payables to a level more consistent with standard practice in its industry. The Company may seek to raise additional debt or equity in the second or third quarter of this year in order to accomplish these goals.

         The Company's financial projections indicate that operating losses and negative cash flow for the Company as a whole will continue through the second quarter of 1998. The Company is also forecasting an increase in sales during the remainder of 1998 resulting from the Company's recent success in attracting new customers as well as retaining existing customers. Management believes that, even if it does not raise such additional capital the expected increase in sales will result in an improvement in cash flows from operations, and that such improved cash flow, along with available funds under the Schroder Loan Facility together with its available capital resources will be sufficient to fund its ongoing operations in a fashion consistent with its past practices, excluding any acquisitions made with cash. No assurance can be given that such a sales increase will occur or be reflected in the Company's operating results.

         The Company's projections with respect to cash needs are based on its forecasts of the results of operations at Tanon and expenses of EAI. If the Company's results of operations are significantly below forecasts, or expenses at EAI are greater than expected, this would raise doubts about the Company's ability to continue its operations without raising additional capital or a significant restructuring, which could include a major reduction in general and administrative expenses and liquidation of assets involving the sale of all or part of Tanon. There can be no assurance that such restructuring would enable the Company to continue its operations or that the Company would be successful in raising additional capital.

         The Company has incurred significant losses and had negative cash flows from operations for the last seven years and the three months ended March 28, 1998. The Company's independent public accountants issued their opinion in respect to the Company's 1997 Financial Statements modified with respect to uncertainties regarding the ability of the Company to continue as a going concern. The Company's Financial Statements do not incorporate any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in implementing its plans, obtaining additional capital or achieving the results contained in their current plans and forecasts.

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

         In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $38 million from December, 1995 through April 10, 1998 from the sale of convertible notes and debentures, the exercise of stock options and warrants, and the sale of the shares of common stock of Aydin held by the Company.

         The following is a listing of currently outstanding convertible securities and their terms:

         The Convertible Notes

         Certain notes in the aggregate principal amount of $2,498,291 held by the former Chairman of its Board of Directors, certain trusts benefiting his family and an unaffiliated investor. These notes (the "Convertible Notes") do not bear interest and have a maturity date of December 31, 1998. They are convertible at a conversion price equal to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of notice of conversion to the Company or (b) $5.00. The terms of the Convertible Notes were approved by the vote of the shareholders of the Company. Conversion of the notes is subject to approval by the New York Stock Exchange ("NYSE") of the listing on the NYSE of the shares issuable upon such conversion. In consideration of prior amendments to such notes the Company agreed to issue to the holders warrants (the "Gross Warrants") to purchase an aggregate of 483,393 shares of Common Stock at a price of $5.00 per share for a period of five years. The Gross Warrants are nondetachable and may not be sold, given or transferred separately from the Convertible Notes. The terms of the Gross Warrants were approved by the vote of the shareholders of the Company. Exercise of the Warrants is subject to approval by the NYSE of the listing on the NYSE of the shares issuable upon such exercise. The Holders were also granted demand and piggyback registration rights for the Convertible Notes and the Gross Warrants.

         The Series A Notes

         Certain notes in the principal amount of $250,000 are held by an unaffiliated investor (the "Original Notes"). The Original Notes bear interest at the rate of 10% per annum and will mature on January 22, 1999 and are convertible at the option of the holder (i) after January 1, 1998, into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering.

         Certain Series A Notes (the "Series A Notes") in the aggregate principal amount $3,270,000 are held by the former Chairman of its Board of Directors and certain trusts benefiting his family (the "Series A Holders"). The Series A Notes bear interest at the rate of 10% per annum and will mature on January 22, 1999 and are convertible at the option of the holder at a conversion price equal to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of notice of conversion to the Company or (b) $5.00. Interest payments may be made in cash or stock at the conversion price at the option of the holders and the Company. The terms of the Series A Notes and the Original Notes were approved by the vote of the shareholders of the Company. Conversion of the notes is subject to approval by the NYSE of the listing on the NYSE of the shares issuable upon such conversion. In consideration of certain amendments agreed to by the holders the Company agreed to issue to the Series A Holders warrants (the "Series A Warrants") to purchase an aggregate of 632,700 shares of Common Stock at a price of $5.00 per share for a period of five years. The Series A Warrants are nondetachable and may not be sold, given or transferred separately from the Series A Notes. The Series A Holders were also granted demand and piggyback registration rights for the shares of Common Stock issuable upon conversion of the Amended Series A Notes and exercise of the Series A Warrants. The terms of the Series A Warrants were approved by the vote of the shareholders of the Company. Exercise of the Warrants is subject to approval by the New York Stock Exchange ("NYSE") of the listing on the NYSE of the shares issuable upon such exercise.

         10% Series B Convertible Notes

         In April and July 1997, the Company borrowed a total of $1,000,000 from an investor who was not affiliated with the Company This loan is represented by certain 10% Series B Convertible Notes (the "Series B Notes"), issued by the Company. The Series B Notes will mature on January 22, 1999 and are convertible at the option of the holder (I) after January 1, 1998, into shares of the Company at a conversion price of $2.50 per share, or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering. The Series B Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. Interest is payable at the option of the Company in cash or stock of the Company at the conversion price described above. As of the date of this Report, $500,000 of these Notes has been converted into equity in accordance with their terms.

         6% Convertible Notes

         In addition, in April 1997 the Company borrowed a total of $4.5 million from unaffiliated investors. These loans are represented by certain Convertible Notes due April 30, 1999 (the "6% Convertible Notes"). The 6% Convertible Notes bear interest at 6% per annum payable quarterly and mature on April 30, 1999. These 6% Convertible Notes are convertible at a conversion price per share equal to the lesser of (i) seventy-six and one-half percent (76.5%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five days immediately preceding the date of notice of conversion to the Company, or (ii) $3.395. In addition, the Company issued a 6% Convertible Note which is non-interest bearing in the principal amount of $315,000 as a placement fee to an unaffiliated party. The Company had agreed to list the shares issuable upon conversion of the 6% Convertible Notes on the NYSE by December 1, 1997, or to pay a cash penalty equal to ten percent (10%) of the outstanding principal and to pay interest from that date through the effective date of the registration statement at eighteen percent (18%) per annum. The Company had asked the holders of the 6% Convertible Notes to waive or reduce these penalties. In December 1997, the Company charged Interest Expense for approximately $555,000 which represented the one-time penalty charge of 10% of the principal amount of the outstanding Notes as well as 18% in one month's interest. As of the date of this Report, note holders holding an aggregate of $2,300,000 in principal have agreed to waive the 10% penalty and the penalty interest charges of 18% per month. In consideration for this waiver, the Company issued warrants to purchase an aggregate of 120,000 shares of Common Stock at a purchase price of $5.375 per share for a six-month period beginning on the date the shares underlying such warrants are covered by an effective registration statement under the Securities Act of 1933, as amended. The Company has reversed the related one-time penalty charges and penalty interest charges incurred in December 1997, totaling approximately $236,000, for those Note Holders who waived the penalty charges, reflecting said credit in Interest Expense for the three months ended March 28, 1998. In addition, the Company has charged Interest Expense for approximately $133,000 representing the valuation of warrants issued to the aforementioned Note Holders, determined by utilizing the Black-Scholes methodology. As of the date of this Report, Note Holders representing an aggregate of approximately $1.3 million have converted their notes into equity in accordance with the terms of the Notes.

New York Stock Exchange

         The Company's Common Stock is currently listed and traded on the NYSE, however, since September 11, 1991, the Company has not been in compliance with one or more of the criteria necessary for continued listing on the NYSE. The Company and the NYSE have had discussions with respect to this issue. As of the date of this Report, the Company believes that it is compliance with all of the NYSE's continued listing criteria, with the exception of the minimum net tangible assets available to Common stock of $12,000,000 and minimum average earnings of $600,000 for each of the last three fiscal years. To the Company's knowledge, as of the date hereof, the NYSE has not taken any affirmative action to delist the Common Stock, but each time it has authorized the listing of additional shares on the NYSE (in letters dated March 29, 1995, March 14, 1996, August 29, 1996, December 16, 1996, December 27, 1996, January 5, 1998 and January 28, 1998), and in a letter dated December 12, 1997, the NYSE has stated that it was considering the appropriateness of continued listing of the Company's Common Stock. Management of the Company have discussed this issue with the NYSE during a series of meetings and phone conferences from September 1991 through April 1998. The NYSE has indicated that continued listing is dependent, among other factors, upon the Company achieving the results set forth in the business plan submitted to the NYSE. The Company did not meet certain of the targets in its business plan for the first quarter, as a result of the timing of certain events. The Company has explained these departures from its business plan to the NYSE. If the Company's Common Stock is delisted from the NYSE, it could have a material adverse effect on the price and liquidity of the Company's Common Stock and the Company's ability to raise capital from the sale of equity.

         In the event that the Company's Common Stock is delisted from the NYSE, it could seek to list its Common Stock on the National Association of Securities Dealers Inc.'s Automated Quotation System ("NASDAQ") or on another exchange. Although the Company believes it is currently eligible for listing on the NASDAQ Small-Cap Market System (but not on the NASDAQ National Market System), there can be no assurance that the Company would be eligible for listing its Common Stock on NASDAQ or any exchange at such time. If the Company would be ineligible to list its Common Stock on NASDAQ or any other exchange at such time, there would be no established trading market for the Company's Common Stock except as may be established in the National Association of Securities Dealers Inc.'s OTC Bulletin Board Service or in the "pink sheets," which could have a material adverse effect on the price and liquidity of the Company's Common Stock. In addition, the Company's Common Stock could then become subject to the Commission's "penny stock" rules which regulate broker-dealer sales practices. Such rules could restrict the ability of broker-dealers to sell the Company's Common Stock, which could also have a material adverse effect on the price and liquidity of the Company's Common Stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         The Company and Lemco have agreed to settle the Lemco Suit for the sum of $8,500,000 (the "Settlement") and the Company has assigned to Lemco all of its rights to be indemnified by the insurance carriers who have issued policies covering claims of the type asserted in the Lemco Suit for the relevant time periods. The Settlement is subject to final approval by the courts of New Jersey, including all appeals, that (a) the Settlement is fair, reasonable and non-collusive, (b) a determination that the carriers have policies of insurance which would require them to act as indemnitors with respect to the claims asserted in the Lemco Suit and to pay the Settlement and (c) a determination that the indemnification is assignable to Lemco as part of the Settlement. If it is determined by the courts that the carriers have defenses that would reduce their obligations to an amount less than $8,500,000, then the Company would be responsible to pay Lemco one third of the difference between the Settlement and the amount awarded by the court to the carriers, up to a maximum of $333,333. If the court determines that the responsibility of the carriers is less than $7,500,000, Lemco at its sole discretion may void the Settlement. If Lemco settles the claims against the carriers for less than $8,500,000, the Company has no responsibility to pay Lemco any part of the difference. The Company has agreed to cooperate with Lemco in obtaining court approval of the Settlement and in prosecuting the claims against the carriers. On March 26, 1998, Lemco and the Company petitioned the Superior Court of New Jersey, Law Division, Monmouth County to approve the Settlement.

         For further information including a more complete description of the Lemco Suit please see the Company's Annual Report on Form 10-K for 1997.

ITEM 5. OTHER INFORMATION

SPECIAL STOCKHOLDERS  MEETING

         The following information is provided with respect to the Special Stockholders Meeting of the Company.

     (a) Held : April 14, 1998. Total number of shares eligible to vote
9,758,360.

     (b) Matters voted on by Shareholders:

         Proposal to approve amendments to the Convertible Notes held by the former Chairman of the Board of Directors of the Company, certain trusts for the benefit of members of his family and an unaffiliated investor and the issuance of the Gross Warrants to purchase shares of Common Stock of the Company in connection with such amendments.

Votes for the proposal 5,097,590
Votes against the proposal 172,713
Abstentions 62,241

         Proposal to approve amendments to the 10% Series A Subordinated Convertible Notes of the Company originally issued to the former Chairman of the Board of Directors of the Company, certain trusts for the benefit of members of his family and an unaffiliated investor, the issuance of the Series A Warrants to purchase shares of Common Stock of the Company in connection with such amendments and the terms of the Original Notes.

Votes for the proposal 5,103,482
Votes against the proposal 171,287
Abstentions 57,775

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            Exhibit 27, Financial Data Schedule


        (b) The registrant filed the following Reports on Form 8-K during the quarter for which this report is filed:

1. Form 8K filed on March 26, 1998 concerning Lemco litigation.

2. Form 8K filed on March 31, 1998 concerning adjournment to April 14, 1998 of Special Meeting of Shareholders.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      EA INDUSTRIES, INC.
                                                          (Registrant)


Date:  May 12, 1998                               By: /s/  James  Crofton
                                                      -------------------------
                                                      James Crofton
                                                      Vice President-Finance
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Chief Accounting Officer)