Form 10-Q
period 1998-06-27
EA INDUSTRIES INC /NJ/
filed 1998-08-12
CIK 313096

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998       Commission file number 1-4680
                               -------------                              ------

                               EA INDUSTRIES, INC.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)


               New Jersey                                        21-0606484
               ----------                                        ----------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

          185 Monmouth Parkway                                   07764-9989
      West Long Branch, New Jersey                               ----------
      ----------------------------                               (Zip Code)
(Address of Principal Executive Offices)




       Registrant's telephone number, including area code: (732) 229-1100
                                                           --------------



Former name, former address and former fiscal year, if changed since last report

                                 NOT APPLICABLE
        ----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---
        ----------------------------------------------------------------

As of June 27, 1998, there were 13,306,935 outstanding shares of the Registrant's Common Stock.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                             (thousands of dollars)

                                                                                        -------------            -------------
                                                                                        June 27, 1998            Dec. 31, 1997
                                                                                        -------------            -------------
                                                                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                                               $   1,018                $     595
  Receivables, less allowance of $1,234 in 1998
    and $1,020 in 1997 for doubtful accounts                                                  9,930                   12,666
  Inventories                                                                                 8,637                   13,175
  Prepaid expenses and other assets                                                             443                      881
                                                                                          ---------                ---------
                 TOTAL CURRENT ASSETS                                                        20,028                   27,317
                                                                                          ---------                ---------

Equipment and leasehold improvements                                                         20,952                   19,201
          Less accumulated depreciation                                                      (9,298)                  (8,397)
                                                                                          ---------                ---------
                                                                                             11,654                   10,804
                                                                                          ---------                ---------

Other Investments held for sale                                                                  --                    1,050
                                                                                          ---------                ---------

Intangible assets                                                                            13,261                   10,573
           Less accumulated amortization                                                     (2,785)                  (2,452)
                                                                                          ---------                ---------
                                                                                             10,476                    8,121
                                                                                          ---------                ---------
Other assets                                                                                    914                      570
                                                                                          ---------                ---------
                                                                                          $  43,072                $  47,862
                                                                                          =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
           Revolving Credit Facility                                                      $   7,678                $   8,654
           Current portion of Capital Lease Obligations                                       1,429                    1,839
           Current portion of Convertible Notes and Debentures                                8,385                   12,767
           Accounts payable                                                                  13,839                   15,793
           Accrued expenses                                                                   3,897                    5,051
                                                                                          ---------                ---------
                           TOTAL CURRENT LIABILITIES                                         35,228                   44,104
                                                                                          ---------                ---------
Long-Term Liabilities:
            Long-term portion of Capital Lease Obligations                                    3,115                    2,975
            Convertible Notes and Debentures                                                     --                    1,000
            Mortgage Note Payable                                                               435                     --
            Accrued excess leased space costs                                                    --                      314
            Other long-term liabilities                                                       1,059                      570
                                                                                          ---------                ---------
                           TOTAL LONG-TERM LIABILITIES                                        4,609                    4,859
                                                                                          ---------                ---------
                           TOTAL LIABILITIES                                                 39,837                   48,963
                                                                                          ---------                ---------
Shareholders' Equity (Deficit):
Common Stock                                                                                101,234                   90,270
Accumulated  Deficit                                                                        (97,999)                 (91,307)
                                                                                          ---------                ---------
                                                                                              3,235                   (1,037)
            Less common stock in treasury, at cost                                               --                      (64)
                                                                                          ---------                ---------
             TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                             3,235                   (1,101)
                                                                                          =========                =========
                                                                                          $  43,072                $  47,862
                                                                                          =========                =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                       EA INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)
                  (thousands of dollars, except per share data)


                                              Ouarter Ended                               Six Months Ended
                                              -------------                               ----------------
                                     June 27,               June 28,              June 27,                June 28,
                                       1998                   1997                  1998                    1997
                                   -----------             ----------            -----------             ----------

Net Sales                          $    12,840             $   16,677            $    32,022             $   31,302
                                   -----------             ----------            -----------             ----------
Cost of Sales                           13,973                 16,751                 32,148                 31,211
Selling, general and
 administrative expenses                 2,293                  3,426                  4,142                  5,326
Research and development                   170                     --                    272                     --
                                   -----------             ----------            -----------             ----------
Total                                   16,436                 20,177                 36,562                 36,537
                                   -----------             ----------            -----------             ----------
Loss from operations                    (3,596)                (3,500)                (4,540)                (5,235)
                                   -----------             ----------            -----------             ----------
Interest expense                           529                  3,478                  1,188                  4,328
Interest Income                             (2)                   (17)                    (4)                   (25)
Other expenses                           1,105                    275                    968                    301
                                   -----------             ----------            -----------             ----------
Net Loss                           $    (5,228)            $   (7,236)           $    (6,692)            $   (9,839)
                                   ===========             ==========            ===========             ==========
Loss per common share              $     (0.41)            $    (0.93)           $     (0.58)            $    (1.29)
                                   ===========             ==========            ===========             ==========
Weighted average common
 shares outstanding                 12,699,933              7,783,262             11,523,502              7,614,003
                                   ===========             ==========            ===========             ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
            Consolidated Condensed Statement of Shareholders' Equity
                     For The Six Months Ended June 27, 1998
                                   (UNAUDITED)
                             (thousands of dollars)


                                                  Common Stock                        Treasury Stock         Accumulated Deficit
                                                  ------------                        --------------         -------------------
                                            Shares             Amount            Shares             Amount
                                          --------------------------------------------------------------------------------------
Balance December 31, 1997                  9,438,613          $ 90,270           (7,369)             $(64)         $(91,307)
Net Loss                                                                                                             (6,692)
Issuance of Common Stock
  SAI Acquisition                          1,069,257             3,742
Exercise of stock options                     74,267               266
Value of Warrants Issued in
  connection with Financing                       --               159
Debt conversion                            2,479,510             5,374
Value of Shares issued for Services           64,405               173            7,369                64
Exercise of Class A and B Warrants           180,883             1,226
Other                                             --                24
                                          ----------          --------            -----              ----          --------
Balance, June 27, 1998                    13,306,935          $101,234                0                 0          $(97,999)
                                          ==========          ========            =====              ====          ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                                      Six Months Ended
                                                                                      ----------------
                                                                          June 27, 1998               June 28, 1997
                                                                          -------------               -------------
Cash Flows from Operating Activities:
  Net Loss                                                                   $(6,692)                    $(9,839)
  Adjustments to reconcile net loss to net
    cash provided/(used) by operating activities:
    Depreciation and amortization                                              1,476                       1,580
    Non-cash interest charges                                                      7                          73
    Value of warrants issued in connection with financing                        159                         990
    Value of shares issued for services                                          237                          87
    Value of options granted for services                                         --                         589
    Discount on Convertible Subordinated Debentures                               --                       1,761
    Value of Convertible Debentures issued for services                           --                         315
    Gain on Sale of Aydin Corp. Common Stock                                      --                        (820)
    Write-off of Investment-EATI                                               1,050                          --

Cash provided/(used) by changes in:
   Receivables                                                                 3,158                       2,095
   Inventories                                                                 4,538                        (932)
   Prepaid expenses & other assets                                               445                         (76)
   Accounts payable and accrued expenses                                      (3,296)                     (4,254)
   Accrued excess leased space costs                                            (314)                       (293)
   Other operating items- net                                                    138                         (49)
                                                                             -------                     -------
Net cash provided/(used) by operations                                           906                      (8,773)
                                                                             -------                     -------

Cash flows from Investing Activities:
   Capital Expenditures                                                         (728)                     (2,216)
   Net proceeds from sale of Aydin Corp. Common Stock                             --                       6,425
                                                                             -------                     -------
Net cash provided/(used) by investing activities                                (728)                      4,209
                                                                             -------                     -------

Cash flows from Financing Activities:
   Net borrowings/(repayments) under credit facilities                          (976)                     (1,057)
   Net proceeds/(repayments) from capital leases                                (271)                        976
   Net proceeds from convertible subordinated debt                                --                       7,250
   Proceeds from the exercise of stock options                                   266                          10
   Net proceeds from exercise of warrants                                      1,226                         700
                                                                             -------                     -------
Net cash provided/(used) by financing activities                                 245                       7,879
                                                                             -------                     -------

Net Increase/(Decrease) in Cash and Cash Equivalents                             423                       3,315
Cash and Cash Equivalents at Beginning of Period                                 595                         461
                                                                             -------                     -------
Cash and Cash Equivalents at End of Period                                   $ 1,018                     $ 3,776
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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (thousands of dollars)

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                    June 27, 1998            June 28, 1997
                                                                                    -------------            -------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                            $1,347                   $1,017
                                                                                        ======                   ======
Non cash financing activities:
    Conversion of debt to equity                                                        $5,374                   $3,708
    Imbedded interest on Convertible Debentures                                           --                      1,761
    Value of stock issued in connection with acquisitions                                3,742                       --
    Value of Warrants issued in connection with Financings                                 159                      990
    Value of Options  granted for services                                                  --                      589
                                                                                        ------                   ------
         TOTAL                                                                          $9,275                   $7,048
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

                      EA INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                (1)     Description of Business and Basis of Presentation

EA Industries, Inc., a New Jersey corporation formerly known as "Electronic Associates, Inc." ("EAI" or the "Company"), through its wholly-owned subsidiaries, Tanon Manufacturing, Inc. ("Tanon") and Service Assembly, Inc. ("SAI"), is engaged principally in the business of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. Accordingly, the Company provides services to act in whole, or in part, as the manufacturing function of its customers.

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997. These condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim period. Results of operations for the interim period ended June 27, 1998 are not necessarily indicative of results of operations expected for the full year.

The consolidated financial statements include the accounts of all majority-owned subsidiaries. The investment in Electronic Associates Technologies Israel, Ltd. ("EATI"), an unconsolidated subsidiary which was held for sale, and was reflected in the 1997 year end financial statements at $1,050,000, its estimated net realizable value, was written-off during the second quarter of 1998. The Company has had a series of discussions with its partners in EATI regarding the dissolution of EATI or the sale of the Company's interest in EATI. Based on those discussions management of the Company concluded at the end of the second quarter of 1998 that it was unlikely that the Company would recover any material portion of its investment in EATI. The write-off is reflected in Other Expenses in the Consolidated Financial Statements.

The Company's accounting policy is to accrue for legal expenses as they are billed to the Company except to the extent an earlier accrual is required for litigation and other claims.

Statement No. 128, "Earnings Per Share, and "Statement No. 130, "Reporting Comprehensive Income," have had no impact, and Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," promulgated by the Financial Accounting Standards Board will have no impact on the Company's financial position or results of operations.

The Company operates on a 52 week year, with each fiscal week ending on a Saturday, except for the fourth quarter which ends on December 31.

Losses per common share amounts were computed based on the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options, warrants and convertible notes and debentures have not been included in per share computations, because their impact would have been antidilutive in each period. At June 27, 1998, the Company had outstanding convertible notes and securities convertible into approximately 3,604,000 shares of its Common Stock as of that date, warrants to purchase approximately 2,701,000 shares of its Common Stock and outstanding options to purchase approximately 4,300,000 shares of its Common Stock.

(2) Operations and Liquidity

The Company's primary credit facility is an asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility") to Tanon. Advances under the Schroder Loan Facility can only be used to fund the operations of Tanon. At June 27, 1998, $7,678,000 was outstanding under the Schroder Loan Facility which represented approximately 67% of the total ($11,500,000) facility, and 86% of the borrowings allowed based on collateral existing at the time. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to fixed charges, and to maintain a minimum tangible net worth. At June 27, 1998, Tanon was not in compliance with certain of these requirements, including the requirement to maintain a minimum tangible net worth, the requirement to meet a set ratio of current assets to current liabilities, the requirement to maintain a minimum net worth, and the requirement to meet a set ratio of fixed charge coverage. The Company has requested that Schroder waive such requirements for June 27, 1998 and has requested that Schroder adjust these requirements to reflect the operations of Tanon contained in the current business plan of Tanon for 1998.

On July 20, 1998, the Company completed a private placement of 6% Convertible Notes (the "Notes") in the aggregate principal amount of $4,000,000. The Notes have the following terms: (i) a three year term, with a maturity date of July 16, 2001, (ii) an interest rate of 6% per annum, payable in shares of Common Stock of the Company as and upon conversion, (iii) convertible (a) in the first 90 days after issuance, and for conversions exceeding certain volume limitations, at 100% of the last closing bid price ("Closing Bid Price") of the Company's Common Stock (the "Common Stock") on the New York Stock Exchange ("NYSE") on the trading day immediately preceding a conversion or (b) in other cases, at 85% of the Market Price (as defined in the Notes) on the date of conversion, (iv) a maximum conversion price in each case initially equal to $4.125 per share and reset to the lower of $4.125 per share or the lowest Closing Bid Price during the 20 trading days ended on January 15, 1999, (v) adjustments to the conversion formulae for major changes in the Company's capital structure such as stock splits, (vi) restrictions on the Company`s rights to raise additional capital in excess of one million dollars for one year, (vii) a one year right of first refusal for the placement agent to conduct future offerings and for the holders of the Notes to be investors, (viii) a right by the Company if a conversion price would be at or below $2.00 per share to satisfy conversion with cash equivalent to the market price of the number of shares of Common Stock which would have been received on conversion with minimum payment equal to 110% of the converted principal plus interest and a maximum payment of 130% of the converted principal plus interest, (ix) a right of the holders if the Company concludes a major transaction such as certain mergers or asset sales, to require prepayment of the Notes at 125% of outstanding principal and interest or at an amount equal to the value of the stock which would have been received upon a conversion before the announcement of the transaction, (x) may trigger an event of default if the Common Stock is not tradeable on the NYSE, the American

Stock Exchange, the NASDAQ National Market System or the NASDAQ Small Cap market. and (xi) other provisions typically found in convertible notes.

The Company currently has approximately $12.4 million in outstanding convertible securities. As of June 27, 1998 approximately $8.4 million of convertible securities issued by the Company were due within one year.

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

The Company has incurred significant losses and had negative cash flows from operations for the last seven years and the six months ended June 27, 1998. The Company's independent public accountants issued their opinion in respect to the Company's 1997 Financial Statements modified with respect to uncertainties regarding the ability of the Company to continue as a going concern. The Company's Financial Statements do not incorporate any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in implementing its plans, obtaining additional capital or achieving the results contained in their current plans and forecasts.

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

(3) Acquisition of Service Assembly, Inc. ("SAI")

The Company purchased Service Assembly, Inc. ("SAI"), which is based in Wareham, Massachusetts, outside of Boston. The Company paid $3,742,400 (the "Purchase Price") for SAI by delivering the equivalent number of shares of its Common Stock to the owners of SAI (the "SAI Shareholders"), and agreed to register such shares for resale by the SAI Shareholders. SAI is being accounted for as a purchase, effective March 1, 1998. The Company has estimated the fair value of the assets acquired and intends to obtain an appraisal and adjust that estimate if necessary. Goodwill in the amount of $2,089,000 was recorded, and is being amortized over a 20 year period.

SAI is being operated as a Tanon Express facility and its results of operations from March 1, 1998 forward have been included in the Consolidated Financial Statements for the period ended June 27, 1998. Each Tanon Express facility will be dedicated to quick turn and prototype electronic manufacturing services located in close proximity to customer engineering and manufacturing operations. These facilities will engage the customer early in the product cycle and will provide quick turn and short lot runs to meet the customer's needs during the final stages of product design and the early stages of product start up.

(4) Contingencies

The Company on a regular basis reviews and updates its public disclosure with respect to the following litigation. As previously reported, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI , initiated an action (the "Lemco Suit"), against EAI and others alleging, among other things, that the defendants created environmental contamination at property (the "Site") sold to Lemco by the Company and seeking damages in unspecified amounts.

The Company and Lemco had agreed in March, 1998 to settle the Lemco Suit for the sum of $8,500,000 (the "Settlement") with the Company assigning to Lemco all of its rights to be indemnified by the insurance carriers who have issued policies covering claims of the type asserted in the Lemco Suit for the relevant time periods. The Settlement was to be subject to final approval by the courts of New Jersey, including all appeals. In July 1998, Lemco, the Company, and the Company's general liability insurers for the relevant time periods (the "Insurers") agreed in principle to a new settlement (the "Final Settlement"). The Final Settlement would provide for (i) voiding of the Settlement, (ii) a dismissal with prejudice of the Lemco Suit, (iii) remediation of any environmental contamination at the Site at the expense of Lemco, (iv) waiver by the Company of any future claims under the insurance policies issued by the Insurers based on environmental contamination, (v) settlement payments by the Insurers to Lemco or related parties, and (vi) no payment by the Company to Lemco or the Insurers and no further reimbursement to the Company of fees or expenses incurred by the Company. The Company expects that the remaining expenses to be incurred by the Company in connection with the Lemco Suit will not exceed the remaining reserves on the Company's financial statements.

For further information including a more complete description of the Lemco Suit please see the Company's Annual Report on Form 10-K for 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         EA Industries, Inc., a New Jersey corporation formerly known as "Electronic Associates, Inc." ("EAI" or the "Company"), through its wholly-owned subsidiaries, Tanon Manufacturing, Inc. ("Tanon") and Service Assembly, Inc. ("SAI"), is engaged principally in the business of providing contract electronic manufacturing services ranging from the assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems. Accordingly, the Company provides services to act in whole, or in part, as the manufacturing function of its customers.

         During the first six months of 1998, the Company's sales and cost of sales increased in total value compared to the same period in 1997. Cost of sales as a percentage of sales was basically the same for both six month periods. Selling, general and administrative expenses decreased in total value and as a percentage of sales compared to the same period in 1997. The Company had a net loss of approximately $6,692,000 for the first six months of 1998 as compared to a net loss of approximately $9,839,000 for the same period in 1997.

         The increase in sales to approximately $32,022,000 in the first six months of 1998 resulted primarily from the inclusion of SAI's sales ($1,029,000), for the period of March 1, 1998 forward. There was a decrease in Tanon's sales for the first six months of 1998 as compared to the same period in 1997, primarily caused by the decrease in sales to the Company's largest customer in 1997, Advanced Fibre Communications ("AFC"). The Company's sales of $12,840,000 in the second quarter of 1998 decreased from $16,677,000 during the same period in 1997 also as a result of the decreased sales to AFC. Sales to AFC were approximately $5,000,000 in the first quarter of 1997 and $ 6,600,000 in the second quarter of 1997 as compared to approximately $4.3 million for the first quarter of 1998 and $400,000 for the second quarter of 1998. The Company does not expect to make any sales to AFC after the second quarter of 1998.

         During the fourth quarter of 1997 and the first half of 1998 the Company obtained 11 new customers and management believes that by the end of the year on a run rate basis revenues from these new accounts will more than offset the lost revenues from AFC. It is difficult to predict how quickly the businesses of these new customers will grow and, as a result, the timing of Tanon's increased revenue from these customers is also difficult to predict precisely. The improvement in obtaining new customers resulted from, among other factors, a number of steps taken by the new management team in late 1997 and early 1998 including (i) replacing of the President of the East Coast Operations with an executive experienced in sales and marketing in the electronics industry, (ii) hiring new sales executives at each facility and (iii) adding additional services to the Company's product mix, such as those provided by the Tanon EXPRESS facilities.

         Cost of sales in the first six months of 1998 was approximately equal to Net Sales for the first half of 1997 and 1998. Gross profit was approximately ($126,000) for the first six months of 1998, compared to approximately $91,000 for the same period in 1997, reflecting the decline in sales for the first six months of 1998. As a result of expense reductions implemented in late 1997 and continued in 1998 the Company has significantly lowered its break-even level.

         Selling, general and administrative expenses decreased to approximately $4,142,000 (12.9% of revenues) in the first six months of 1998, from approximately $5,326,000 (17.0% of revenues) in the first half of 1997. Selling, general and administrative expenses decreased to approximately $2,293,000 (17.9% of revenues) in the second quarter of 1998 from $3,426,000 in the second quarter of 1997 (20.5% of revenues). The decrease in such expenses is primarily attributable to a charge to selling, general and administrative expenses in the first six months of 1997 in the amount of $1,260,000 representing the charge for restructuring in connection with changes in the Company's Board of Directors and senior management, as well as a slight decline in holding company expenses in the first six months of 1998 as compared to the same period in 1997.

         Interest expense was approximately $1,188,000 in the first six months of 1998 compared to approximately $4,328,000 in the first six months of 1997. Interest expense for the first half of 1997 included one time charges of approximately $2,876,000 which were not repeated in 1998 . The other reasons for the reduction in interest expense in 1998 are (i) lower interest and other charges related to borrowings and convertible securities, and (ii) lower interest costs on capital leases, offset by (iii) a slight increase in revolving credit borrowings in 1998. Interest expense for the second quarter of 1998 was $529,000 as compared to $3,478,000 for the same period in 1997 largely as a result of these same factors.

         Other expenses in the first six months of 1998 included the write-off of the investment in the Israeli joint venture ("EATI"), of $1,050,000 and other minor offsetting expenses and gains unrelated to the Company's core business. The Company has had a series of discussions with its partners in EATI regarding the dissolution of EATI or the sale of the Company's interest in EATI. Based on those discussions management of the Company concluded at the end of the second quarter of 1998 that it was unlikely that the Company would recover any material portion of its investment in EATI in the near future. In the first six months of 1997, there was a write-off of expenses of the non-refundable deposit of $1,020,000 paid to Tri-Star, a gain on the sale of the Company's investment in Aydin Corporation of ($821,000) and other minor offsetting expenses and gains mainly unrelated to the Company's core business.

         The Company's consolidated backlog at June 27, 1998 was approximately $45,113,000, as compared to approximately $46,416,000 for the same period in 1997. The Company typically receives orders from its customers on a flexible schedule to meet the sales/delivery schedule to the ultimate consumer. These purchase orders specify delivery of product over periods ranging from as short as 30 days or as long as a year and are adjusted as the sales by the Company's customers to ultimate consumers change. The amount of inventory produced and stored on behalf of customers also varies from time to time. Consequently, the Company's backlog at the end of a period is not necessarily indicative of the amount or timing of future shipments to those customers.

         The Company believes its business is affected by seasonal factors, based on its customer's ordering patterns, and that the fourth quarter typically represents a seasonal peak period, followed by reduced activity in the first quarter of the following year. In addition, the Company's sales and net income may vary from quarter to quarter, depending primarily upon the timing of manufacturing orders and related shipments to customers. The operating results for any particular quarter may not be indicative of results for any future quarter.

Liquidity and Capital Resources

         The Company's primary credit facility is an asset based credit facility provided by IBJ Schroder Bank & Trust Company ("Schroder") ("Schroder Loan Facility") to Tanon. Advances under the Schroder Loan Facility can only be used to fund the operations of Tanon and are secured by substantially all of the assets of Tanon and a guarantee by the Company. The Schroder Loan Facility prohibits Tanon from distributing or loaning cash generated by contract manufacturing to EAI, except in certain very limited circumstances. At June 27, 1998, $7,678,000 was outstanding under the Schroder Loan Facility which represented approximately 67% of the total ($11,500,000) facility. This represented 86% of the funds available based on the then existing collateral, calculated in accordance with the availability formula of the Schroder
Loan Facility. The agreement with Schroder requires Tanon to maintain certain financial ratios, including current assets to current liabilities and earnings to fixed charges, and to maintain a minimum tangible net worth. At June 27, 1998, Tanon was not in compliance with certain of these requirements, including the requirement to maintain a minimum tangible net worth, the requirement to meet a set ratio of current assets to current liabilities, the requirement to maintain a minimum net worth, and the requirement to meet a set ratio of fixed charge coverage. The Company has requested that Schroder waive such requirements for June 27, 1998 and has requested that Schroder adjust such requirements to reflect the operations of Tanon contained in the current business plan of Tanon for 1998.

         During the second quarter of 1998, the Company incurred significant expenses in preparation for the start-up of volume production for new customers. It is difficult to predict how quickly the businesses of these new customers will grow and, as a result the timing of Tanon's increased revenue from these customers is also difficult to predict precisely. During the second quarter of 1998, the Company's sales to these customers were delayed significantly beyond the dates forecast by the Company. In addition, a number of the Company's current customers are development stage companies or have products in their development stage. As a result, these companies often have unpredictable internal cash flows, have significant difficulty in predicting the engineering difficulties in designing their products for volume production and may be dependent on obtaining additional financing. These factors often result in such customers delaying the placement of orders to Tanon from time to time, request that Tanon delay shipping and billing for finished products, and may require extended payment terms. Such events increase the working capital required to support these customers. In addition, if such delays are extended beyond ninety days the corresponding receivables are not eligible for borrowing under the Schroder Loan Facility. During the second quarter of 1998, the Company also made substantial investments in the software development conducted by its subsidiary, SupplyPoint Solutions, Inc. Finally, from time to time during the past few years, and in the first half of 1998, the Company has periodically extended the time in which it pays its accounts payables to conserve its capital resources and to allow the Company to concentrate such resources on the costs associated with growth. As a result of all of these factors, during the second quarter of 1998, the Company had sporadic difficulty in obtaining parts from certain vendors and this resulted in additional delays in shipments by the Company which exacerbated the Company's liquidity problems.

         Management of the Company concluded that it would be advisable to increase its capital resources that would be available for operating contingencies, to bring the Company's timing on payment of accounts payables to a level more consistent with standard practice in its industry and for other working capital needs. As a result the Company completed a private placement of convertible securities in the aggregate of $4.0 million on July 20, 1998.
The Company's projections forecast an increase in sales during the remainder of 1998 resulting from the Company's recent success in attracting new customers as well as retaining existing customers and additional expense reductions. Management believes that such improvements in cash flow, along with available funds under the Schroder Loan Facility together with its available capital resources will be sufficient to fund its ongoing operations. No assurance can be given that the forecasted sales increase and expense reductions will occur, such funds will remain available or that other negative events will not occur, or that the forecasted improvements will be reflected in the Company's operating results.

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

         Liquidity, as discussed below, is measured in reference to the consolidated financial position of the Company at June 27, 1998 as compared to the consolidated financial position of the Company at December 31, 1997. Liquidity, as measured by cash and cash equivalents, increased to $1,018,000 at June 27, 1998 from $595,000 at December 31, 1997. Liquidity as measured by working capital, was a negative $15,200,000 at June 27, 1998 as compared with a negative working capital of $16,787,000 at December 31, 1997. The increase in working capital was primarily a result of the significant reduction in accounts payables and accrued expenses by approximately $3,296,000, the reduction in the current portion of convertible debentures by approximately $4,382,000, offset by decreases in accounts receivables and inventories of approximately $3,158,000 and $4,538,000, respectively. In addition, the Company received proceeds from the exercise of warrants and stock options of $1,492,000 offset by the reduction in the Schroder loan of $976,000 and capital expenditures of $728,000. The Company's ability to generate internal cash flows results primarily from the sales of its contract electronic manufacturing services. For the first six months of 1998, revenue from contract manufacturing services increased slightly by $720,000 from $31,302,000 in the same period in 1997. Accounts receivable decreased significantly in the first six months of 1998 reflecting the decreased sales during the second quarter of 1998. Inventory also decreased significantly by approximately $4,500,000 primarily as a result of the Company's plan to increase inventory turns during the year by delaying the ordering of materials until the Company has a firm customer order requiring such materials.

         Cash flows from financing activities during the first six months of 1998 were $245,000 resulting primarily from proceeds from the exercise of Class A and Class B Warrants of $1,226,000, and a decrease in borrowing under the Schroder Loan Facility of approximately $976,000.

         Net cash in the amount of $728,000 was used for investing activities for the first six months of 1998. Funds were utilized for a new Genrad 2287L Test System for the Company's New Jersey facility.

         The Company currently has approximately $12.4 million in outstanding convertible securities. At August 6, 1998 approximately $8,385,000 of the Company's convertible debt is due within one year.

         A portion of the Company's strategy is to acquire or internally develop additional sites for Tanon Express facilities. The Company requires capital for expansion of its business through development of existing and new customers, acquisition and development of additional sites for Tanon Express facilities, and the development of Supply Point Solutions.

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

         The Company has incurred significant losses and had negative cash flows from operations for the last seven years and the six months ended June 27, 1998. The Company's independent public accountants issued their opinion in respect to the Company's 1997 Financial Statements modified with respect to uncertainties regarding the ability of the Company to continue as a going concern. The Company's Financial Statements do not incorporate any adjustments relating to the recoverability of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. There can be no assurance that management will be successful in implementing its plans, obtaining additional capital or achieving the results contained in their current plans and forecasts.

         In order to continue operations, the Company has had to raise additional capital to offset cash utilized in operating and investing activities. The Company raised approximately $42 million from December, 1995 through August 6, 1998 from the sale of convertible notes and debentures, the exercise of stock options and warrants, and the sale of the shares of common stock of Aydin held by the Company.

         The following is a listing of currently outstanding convertible securities and their terms:

         GFL Financing

         In December 1995, the Company completed the sale of 7% convertible subordinated notes of the Company in the aggregate principal amount of $10,000,000 to unaffiliated investors. Those notes were subsequently sold to the then chairman of the Company and certain trusts benefiting his family. The notes were later amended and as a result the holders of such notes at the current time hold notes (the "GFL Notes") in the aggregate principal amount of $2,498,291 with a maturity date of December 31, 1998. The GFL Notes are non-interest bearing and are convertible into Common Stock of the Company on or before maturity at a conversion price equal to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five trading days immediately preceding the date of notice of conversion to the Company or (b) $5.00. The holders of the GFL Notes also hold five year warrants (the "GFL Warrants") to purchase an aggregate of 483,393 shares of Common Stock at an exercise price of $5.00 per share. The Company has agreed to include the shares issuable upon conversion of the GFL Notes and exercise of the GFL Warrants in a registration statement to be filed under the Securities Act of 1933, as amended (the "Securities Act").

         Series A Notes

         During the period beginning on October 25, 1996 and ending on April 10, 1997, the Company borrowed an aggregate total of $3,520,000 from the then Chairman of its Board of Directors, certain trusts benefiting his family (collectively, the "Gross Series A Holders") and an unaffiliated investor (the "Series A Investor"). The proceeds of these loans were used to provide working capital for the Company; primarily for day to day operations of Tanon Manufacturing, Inc. ("Tanon"), the Company's principal operating subsidiary.

         The notes held by the Gross Series A Holders were subsequently amended and as a result the holders of such notes at the current time hold notes (the "Gross Series A Notes") in the aggregate principal amount of $3,270,000 plus accrued interest of approximately $531,000. The Gross Series A Notes have a maturity date of January 22, 1999 and bear interest at the rate of 10% per annum, payable at the option of the Company or the

Holder in cash or Common Stock. The Gross Series A Notes are convertible into Common Stock of the Company on or before maturity at a conversion price equal to the lesser of (a) eighty percent (80%) of the average of the volume weighted average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five trading days immediately preceding the date of notice of conversion to the Company or (b) $5.00. The holders of the Gross Series A Notes also hold five year warrants (the "Series A Warrants") to purchase an aggregate of 632,700 shares of Common Stock at an exercise price of $5.00 per share.

         The Series A Investor continues to hold a 10% Series A Convertible Note (the "Series A Note") in the principal amount of $250,000 issued by the Company in January 1997. The Series A Note will mature on January 22, 1999 and is convertible at the option of the holder (i) into shares of Common Stock of the Company at a conversion price of $3.50 per share, or (ii) into shares of Common Stock of Tanon, after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering.

         The Company has agreed to include the shares issuable upon conversion of the Series A Notes, the Gross Series A Notes and exercise of the Series A Warrants in a registration statement to be filed under the Securities Act.

         10% Series B Convertible Notes

         In April and July 1997, the Company issued 10% Series B Convertible Notes (the "Series B Notes") in the aggregate principal amount of $1,000,000. As of July 31, 1998, there was $500,000 in remaining principal outstanding under the Series B Notes and accrued interest of approximately $103,000. The Series B Notes bear interest at the rate of 10% per annum, payable annually in arrears on January 15, 1998 and January 22, 1999. Interest is payable at the option of the Company in cash or stock of the Company at the conversion prices described above.

         The Series B Notes will mature on January 22, 1999 and are convertible at the option of the holder (i) into shares of Common Stock of the Company at a conversion price of $2.50 per share; or (ii) into shares of Common Stock of Tanon after completion of an initial public offering of shares of Common Stock of Tanon at a conversion price equal to the quotient of (a) twenty five million dollars ($25 million), divided by (b) the number of shares of Common Stock of Tanon that were issued and outstanding at the close of business on the day immediately prior to the effective date of the registration statement covering the shares of Common Stock of Tanon offered in such initial public offering, without giving effect to the number of shares of Common Stock of Tanon being offered in such initial public offering. The resale of shares of Common Stock issuable upon conversion of the Series B Notes, are covered by a registration statement which has been declared effective.

         April 1997 Convertible Notes

         In April 1997, the Company issued certain Convertible Notes in the aggregate principal amount of $4,500,000 (the "1997 Convertible Notes"). In addition, the Company issued a 1997 Convertible Note which was non-interest bearing in the principal amount of $315,000 as a placement fee to an unaffiliated party. The 1997 Convertible Notes bear interest at 6% per annum, payable quarterly and mature on April 30, 1999. The 1997 Convertible Notes are convertible at a conversion price per share equal to the lesser of (i) seventy-six and one-half percent (76.5%) of the average of the volume weighed average price per share of the Company's Common Stock (as reported by Bloomberg Business Services in its Volume at Price Service) for the five trading days immediately preceding the date of notice of conversion to the Company, or (ii) $3.395. As of August 8, 1998, there was $1,559,220 in remaining outstanding principal on the April 1997 Convertible Notes.

         6% Convertible Notes

         On July 20, 1998, the Company completed a private placement of 6% Convertible Notes (the "Notes") in the aggregate principal amount of $4,000,000. The Notes have the following terms: (i) a three year term, with a maturity date of July 16, 2001, (ii) an interest rate of 6% per annum, payable in shares of Common Stock of the Company as and upon conversion, (iii) convertible (a) in the first 90 days after issuance, and for conversions exceeding certain volume limitations, at 100% of the last closing bid price ("Closing Bid Price") of the Company's Common Stock (the "Common Stock") on the New York Stock Exchange ("NYSE") on the trading day immediately preceding a conversion or (b) in other cases, at 85% of the Market Price (as defined in the Notes) on the date of conversion, (iv) a maximum conversion price in each case initially equal to $4.125 per share and reset to the lower of $4.125 per share or the lowest Closing Bid Price during the 20 trading days ended on January 15, 1999, (v) adjustments to the conversion formulae for major changes in the Company's capital structure such as stock splits, (vi) restrictions on the Company`s rights to raise additional capital in excess of one million dollars for one year, (vii) a one year right of first refusal for the placement agent to conduct future offerings and for the holders of the Notes to be investors, (viii) a right by the Company if a conversion price would be at or below $2.00 per share to satisfy conversion with cash equivalent to the market price of the number of shares of Common Stock which would have been received on conversion with minimum payment equal to 110% of the converted principal plus interest and a maximum payment of 130% of the converted principal plus interest, (ix) a right of the holders if the Company concludes a major transaction such as certain mergers or asset sales, to require prepayment of the Notes at 125% of outstanding principal and interest or at an amount equal to the value of the stock which would have been received upon a conversion before the announcement of the transaction, (x) may trigger an event of default if the Common Stock is not tradeable on the NYSE, the American Stock Exchange, the NASDAQ National Market System or the NASDAQ Small Cap market. and (xi) other provisions typically found in convertible notes. The proceeds of the offering were used to provide additional working capital for the Company, primarily to support the anticipated growth in the Company's contract manufacturing operations.

         In addition, as part of the offering of the Notes, the Company issued warrants (the "Investor Warrants") to the holders of the Notes. The Investor Warrants entitle the holders to purchase an aggregate of 900,000 shares of Common Stock at a price of $3.1625 per share for a period of three years. As part of the offering of the Notes the Company paid a cash placement fee of $280,000 and issued certain warrants (the "Placement Agent Warrants") to the placement agent for the Notes entitling the placement agent of the Notes to purchase an aggregate of 102,857 shares of Common Stock at an initial price of $2.625 per share, which price would be reset in certain cases, for a period of five years. The placement agent is unrelated to the Company.

         The Company relied on an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act"), in connection with the issuance of the Notes, the Placement Agent Warrants and the Investor Warrants. The Company has agreed to file a registration statement on Form S-3 under the Act for the resale of the shares on Form S-3 under the Act issuable upon conversions under the Notes and upon exercise of the Investor Warrants and the Placement Agent Warrants, and to cause the Registration Statement to become effective on or before October 31, 1998. In addition the Company has granted a security interest in the stock of Service Assembly, Inc. to the holders of the Notes to secure the performance of the Company's obligations under the Notes and the related agreements.

New York Stock Exchange

         The Company's Common Stock is currently listed and traded on the NYSE, however, on August 4, 1998, the New York Stock Exchange ("NYSE") announced that effective on August 19, 1998 (or the date the Company is eligible for trading on another system or exchange, if earlier) it would suspend trading in the Common Stock of the Company (the "Stock") and recommend that the Stock be de-listed from the NYSE. The Company is attempting to become eligible for trading on another exchange or, alternatively, the National Association of Securities Dealers Inc.'s OTC Bulletin Board Service (the "Bulletin Board") in the event it is unable to do so before the suspension to prevent any gap between such suspension and the start of trading on the Bulletin Board. Failure to become eligible for trading on another exchange (other than the Bulletin Board) would constitute a default under the 6% Notes, which permit the holders to cause acceleration of such Notes in addition to other remedies including a 30% penalty. This change in trading could have a material adverse effect on the price and liquidity of the Company's Common Stock. In addition, the Company's Common Stock could then become subject to the Commission's "penny stock" rules which regulate broker-dealer sales practices. Such rules could restrict the ability of broker-dealers to sell the Company's Common Stock, which could also have a material adverse effect on the price and liquidity of the Company's Common Stock.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company on a regular basis reviews and updates its public disclosure with respect to the following litigation. As previously reported, in October, 1992, Lemco Associates L.P., a limited partnership ("Lemco"), the owner of property previously owned by EAI, initiated an action (the "Lemco Suit"), against EAI and others alleging, among other things, that the defendants created environmental contamination at property (the "Site") sold to Lemco by the Company and seeking damages in unspecified amounts.

         The Company and Lemco had agreed in March, 1998 to settle the Lemco Suit for the sum of $8,500,000 (the "Settlement") with the Company assigning to Lemco all of its rights to be indemnified by the insurance carriers who have issued policies covering claims of the type asserted in the Lemco Suit for the relevant time periods. The Settlement was to be subject to final approval by the courts of New Jersey, including all appeals. In July 1998, Lemco, the Company, and the Company's general liability insurers for the relevant time periods (the "Insurers") agreed in principle to a new settlement (the "Final Settlement"). The Final Settlement would provide for (i) voiding of the Settlement, (ii) a dismissal with prejudice of the Lemco Suit, (iii) remediation of any environmental contamination at the Site at the expense of Lemco, (iv) waiver by the Company of any future claims under the insurance policies issued by the Insurers based on environmental contamination, (v) settlement payments by the Insurers to Lemco or related parties, and (vi) no payment by the Company to Lemco or the Insurers and no further reimbursement to the Company of fees or expenses incurred by the Company. The Company expects that the remaining expenses to be incurred by the Company in connection with the Lemco Suit will not exceed the remaining reserves on the Company's financial statements.

         For further information including a more complete description of the Lemco Suit please see the Company's Annual Report on Form 10-K for 1997.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

     Exhibit 10.1 Form of 6% Convertible Note. Incorporated by reference to Form 8-K dated July 20, 1998.
     Exhibit 10.2 Form of Regulation D Subscription Agreement for 6% Convertible Notes. Incorporated by reference to Form 8-K dated July 20, 1998.
     Exhibit 10.3 Form of Registration Rights Agreement for holders of 6% Convertible Notes. Incorporated by reference to Form 8-K dated July 20, 1998.
     Exhibit 10.4 Form of Stock Pledge Agreement. Incorporated by reference to Form 8-K dated July 20, 1998.
     Exhibit 10.5 Placement Agent Agreement regarding 6% Convertible Notes. Incorporated by reference to Form 8-K dated July 20, 1998.
     Exhibit 10.6 Form of Investor Warrant. Incorporated by reference to Form 8-K dated July 20, 1998.
     Exhibit 10.7 Form of Placement Agent Warrant. Incorporated by reference to Form 8-K dated July 20, 1998.

     Exhibit 27, Financial Data Schedule

         (b) The registrant filed the following Reports on Form 8-K during the quarter for which this report is filed:

1. Form 8-K filed on March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EA INDUSTRIES, INC.
                                  (Registrant)

Date:  August 11, 1998                     By: /s/ James Crofton
                                               -----------------
                                               James Crofton
                                               Vice President- Finance
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Chief Accounting Officer)